Form 10-K405
period 1997-12-31
VIALOG CORP
filed 1998-03-31
CIK 1016601

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                    Commission File Number _______________

                              VIALOG CORPORATION
            (Exact name of registrant as specified in its charter)

                        MASSACHUSETTS                                                         04-3305282
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

                   10 NEW ENGLAND BUSINESS CENTER, SUITE 302
                              Andover, MA  01810
                   (Address of principal executive offices)

                                (978) 975-3700
             (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _________     No   X
                                                         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 15, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $11,558,615. The aggregate market value has been computed based on a price per share of $5.75.
On such date the Company had 3,531,410 shares of common stock outstanding.

================================================================================

                                    PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.  BUSINESS.

INTRODUCTION

  VIALOG Corporation, a Massachusetts corporation, was founded on January 1, 1996 with the intention of becoming a leading provider of value-added electronic group communications services. These services include audio, video and data teleconferencing. On November 12, 1997, VIALOG Corporation acquired, in separate transactions (the "Acquisitions"), six private conference service bureaus (each, an "Acquired Company"; collectively, the "Acquired
Companies") in exchange for cash and shares of its common stock. Unless otherwise indicated, (i) all references to "VIALOG Corporation" mean VIALOG Corporation as a stand alone entity and (ii) all references to "VIALOG" or the "Company" refer to VIALOG Corporation and include its consolidated subsidiaries. Unless otherwise indicated, all share, per share and financial information set forth in this Report has been adjusted to give effect to the Acquisitions. A brief description of each of the Acquired Companies is set forth below.

  TELEPHONE BUSINESS MEETINGS, INC. D/B/A ACCESS CONFERENCE CALL SERVICE ("ACCESS"): Access is headquartered and maintains its operations center in Reston, Virginia. Founded in 1987, Access had net revenues of approximately $9.1 million in 1996 and of approximately $12.6 million in 1997. Access specializes in providing electronic group communications services to numerous organizations, including financial institutions, government agencies, trade associations and professional service firms. Access is also a leader among the Acquired Companies in the development of video teleconferencing services. As of February 1, 1998, Access had approximately 126 employees and approximately 1,512 ports of teleconferencing capability.

  CONFERENCE SOURCE INTERNATIONAL, INC. ("CSI"): CSI is headquartered and maintains its operations center in Atlanta, Georgia. Founded in 1992, CSI had net revenues of approximately $5.9 million in 1996 and of approximately $6.4 million in 1997. CSI specializes in providing electronic group communications services to certain facilities-based carriers and non-facilities-based telecommunications providers. As of February 1, 1998, CSI had approximately 53 employees and approximately 1,440 ports of teleconferencing capability.

  CALL POINTS, INC. ("CALL POINTS"): Call Points is headquartered and maintains its operations center in Montgomery, Alabama. Founded in 1988, Call Points had net revenues of approximately $7.5 million in 1996 and of approximately $8.5 million in 1997. Call Points specializes in providing electronic group communications services to the retail industry. As of February 1, 1998, Call Points had approximately 94 employees and approximately 2,389 ports of teleconferencing capability.

  KENDALL SQUARE TELECONFERENCING, INC. D/B/A THE CONFERENCE CENTER ("TCC"):
TCC is headquartered and maintains its operations center in Cambridge, Massachusetts. Founded in 1987, TCC had net revenues of approximately $3.4 million in 1996 and of approximately $4.1 million in 1997. TCC services a general business clientele. As of February 1, 1998, TCC had approximately 42 employees and approximately 528 ports of teleconferencing capability.

  AMERICAN CONFERENCING COMPANY, INC. D/B/A AMERICO ("AMERICO"): Americo is headquartered and maintains its operations center in Oradell, New Jersey. Founded in 1987, Americo had net revenues of approximately $1.7 million in 1996 and of approximately $2.2 million in 1997. Americo services a general business clientele. As of February 1, 1998, Americo had approximately 42 employees and approximately 456 ports of teleconferencing capability.

  COMMUNICATION DEVELOPMENT CORPORATION ("CDC"): CDC is headquartered and maintains its operations center in Danbury, Connecticut. Founded in 1990, CDC had net revenues of approximately $1.5 million in 1996 and of approximately $2.1 million in 1997. CDC specializes in providing a range of electronic group communications services and customized communications solutions to its clients, the majority of whom are in the pharmaceutical industry. As of February 1, 1998, CDC had approximately 27 employees and approximately 292 ports of teleconferencing capability.


DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

  VIALOG is a leading independent provider of electronic group communications services, consisting primarily of operator-assisted audio teleconferencing, as well as video, data and unattended audio teleconference services. The Company has one of the largest and most geographically diverse networks of sales and operations centers in the industry focused solely on the electronic group communications market, and has approximately 6,617 ports of teleconferencing capability (one "port" is required for each conference participant) and state-of-the-art digital conferencing technology. The Company believes it differentiates itself from its competitors by providing superior customer service and support as well as an extensive range of enhanced and customized communications solutions. Combining these capabilities with targeted marketing and relationship selling has allowed the Company to capitalize on the growth in the developing teleconferencing services industry and to build a large, stable client base of approximately 5,000 customers. The Company's customer base is diverse, ranging from Fortune 500 companies to medium and small businesses and institutions. Customers also include certain major long distance telecommunications providers which have outsourced their teleconferencing services to VIALOG.

  The Company facilitates effective teleconferences through a combination of technology, enhanced services and superior customer service. Operator-assisted audio teleconferencing is the cornerstone of the Company's business and the principal service which builds customer loyalty. The Company also offers enhanced services such as digital replay of teleconferences, broadcast fax and fulfillment services such as follow-up mailings or calls. Additionally, the Company offers customized communications solutions, which include event planning, auction formats, coaching and event rehearsal services. On a combined historical basis, the Company derived approximately 95% of its 1997 net revenues from audio and videoteleconference services and 5% of its 1997 net revenues from related customized and enhanced services, respectively.

  The Acquired Companies had a combined compound annual growth rate in net revenues of 24.2% during the three-year period ended December 31, 1997 and pro forma combined net revenues of $28.3 million and $35.9 million in 1996 and 1997, respectively. VIALOG believes that the consolidation of the Acquired Companies offers a number of significant synergies that will contribute to VIALOG's continued growth in net revenues and cash flow. These synergies include operating efficiencies such as reduced costs for long distance charges, equipment and employee benefits. The Company also expects to benefit from significantly enhanced marketing power by creating the critical mass necessary to develop a brand name effectively, implement a national selling strategy and offer a wide range of teleconference services. The Company intends to establish its brand, VIALOG, as synonymous with superior electronic group communications services. The Company also intends to capitalize on strong industry fundamentals by leveraging its service capabilities, targeted selling approach and unique industry position to continue to increase penetration of its existing customer base and to win new customers, including those long distance service providers that decide to outsource their teleconferencing services. In addition to internal growth, the Company believes there is substantial opportunity to consolidate the industry further through future acquisitions.


INDUSTRY OVERVIEW

 Services

  The electronic group communications industry provides a range of services to facilitate multiparty communications with participants in different locations. Through electronic group communications services, customers conduct routine meetings, run training sessions, and share information where the traveling associated with assembling a group frequently or on short notice makes face-to-face meetings too costly, impractical or inconvenient. The International Teleconferencing Association ("ITCA") estimates that total teleconferencing industry net revenues (including hardware, services and network net revenues) in North America increased from $1.8 billion in 1992 to $5.1 billion in 1996. The primary electronic group communications services available today are audio, video and data teleconferencing.

  Audio teleconferencing. Industry sources estimate that total audio teleconferencing net revenues attributable to the service segment (the segment in which the Company competes) constituted approximately $1.7 billion in 1996.

  An audio teleconference is established through specialized telephone equipment known as a Multipoint Control Unit ("MCU") or "bridge." Prior to 1984, audio teleconferencing was generally considered ineffective because only one person could speak at a time. With the introduction of MCU technology in 1984, the industry began to develop rapidly. Using MCU technology, the number of participants in an audio teleconference can now vary from three to thousands. The maximum number of participants is limited by the number of conference "ports" available to the operator, with each participant using one port. Calls may be established manually by an operator who places calls to, or receives calls from, conference participants, each of whom occupies a single telephone line and port. These lines are then "bridged" together through an MCU, which permits simultaneous speaking by all participants, filters out the "echo" of each participant's own speech, and equalizes sound volume and clarity. Advances in MCU technology have not only eliminated many of the problems associated with early audio teleconferencing, such as "clipping" (the loss of initial or ending syllables of words) and loss of quality as lines were added, but also have increased the number of available enhanced features. These technological advances, combined with the greater overall awareness and acceptance of audio teleconferencing as a business tool, have contributed to the increased usage of teleconferencing over the last five years.

  The demand for audio teleconferencing services has increased as a result of a wide range of trends, including globalization of operations, increased workforce training requirements, the advent of geographically dispersed work teams, shared decision-making, and the growing role of strategic partnerships. Users of audio teleconferencing are able to replace travel to existing meetings, with attendant savings of actual and opportunity costs, and increase communication with parties with whom they would otherwise not meet, thereby yielding greater organizational productivity. The facilities, network and labor costs associated with audio teleconferencing services, combined with a lack of expertise and a desire to focus on their core businesses, have caused most organizations to outsource audio teleconferencing.

  Video teleconferencing. According to the ITCA, total video teleconferencing net revenues were approximately $2.7 billion in 1996. Of the $2.7 billion in 1996, industry sources estimate that approximately $99 million was attributable to the service segment in which the Company competes. The majority of these revenues were attributed to dedicated network services for point-to-point video meetings, which do not require any of the services offered by the Company. The Company believes that the broad adoption of video teleconferencing as a meeting tool has historically been constrained by several factors, including limited access to video sites, expensive and proprietary equipment, limited and costly bandwidth, incompatibility of systems, and poor video quality. Video teleconferencing was also generally limited to small or broadcast meetings at fixed locations, except when implemented using expensive two-way satellite technology.

  The adoption of International Telecommunications Union ("ITU") standard
H.320 in 1991 and ITU standard H.323 in 1996 has facilitated systems compatibility. By 1995, technological advances (which brought down the cost of equipment and required bandwidth) combined with increased processing speed (which improved quality) to permit the development of desktop video. Interactive multipoint video teleconferencing also became feasible in 1995 with the introduction of more cost-effective video MCU technology and low-cost, PC-based video cameras and sound cards. The rapid deployment of compatible hardware, reductions in cost, increases in available bandwidth, and improvements in quality are all expected to accelerate the growth of the market for multipoint video teleconferencing.

  Data teleconferencing. Data teleconferencing, which enables multiple users to collaborate using data and voice over a single, high bandwidth line, is the most recent advance in teleconferencing. Industry sources estimate that total data teleconferencing net revenues constituted approximately $180 million in 1996. Virtually all of these net revenues were related to proprietary software and systems not offered by the Company. The adoption of ITU standard T.120 data protocols and H.323 for multimedia conferencing and new Internet "groupware" services and software are expected to facilitate greater adoption of data teleconferencing.

  Prior to the emergence of data teleconferencing, audio teleconference participants were unable to share computer data during a conference call. New standards allow data to travel over data networks on an interactive basis so that multiple remote computers can manipulate the same program. For instance, Intel's ProShare and Microsoft's NetMeeting allow remotely located personal computers and/or work stations to share video and data interactively over the Internet. The Company believes that these Internet data teleconferencing programs will likely be used in conjunction with audio teleconferencing to allow simultaneous group discussions during editing and display of documents. Also, several manufacturers have introduced specialized application servers that provide high quality mixed media teleconferencing.


SERVICE PROVIDERS

  There are three categories of service providers in the North American electronic group communications industry: (i) the IXCs, such as AT&T, MCI, Sprint, WorldCom, Inc., Frontier and Cable & Wireless, (ii) the PCSBs, a group of over 25 companies, excluding the Acquired Companies, and (iii) the independent LECs, such as GTE and SNET. In addition, the RBOCs will be allowed to provide long distance services, which the Company believes may lead to their entry into the teleconferencing market, if they individually meet certain requirements under the Telecommunications Act of 1996. See "Business-- Regulation."

  The IXCs are currently the largest providers of teleconferencing services, constituting approximately 80% of the audio teleconferencing services market in 1995. The Company believes that the IXCs generate most of their business through their position as the customer's long distance carrier. The IXCs generally do not market teleconferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have generally not emphasized enhanced services or customized communications solutions to meet individual customer needs. Rather, they have generally de-emphasized operator-involved services (such as directory assistance and collect calls), and are increasingly implementing automated systems and technology as a substitute for traditional operator-intensive services.

  The second category of providers of electronic group communications services are the PCSBs. There are approximately 25 PCSBs, excluding the Acquired Companies. PCSBs began entering the teleconferencing market in the mid-1980s when businesses were beginning to find applications for teleconferencing due to significant technological improvements in teleconferencing equipment. The number of PCSBs increased in the late 1980s, taking advantage of a niche opportunity to provide customized, high quality service and specialized applications. As a result of their scale and limited access to capital, PCSBs tended to develop as regional or industry-specific businesses. Due to technological changes facing the teleconferencing industry, such as the introduction of video and data service, the ability to secure necessary capital has become more critical. Additionally, many PCSBs do not currently have the marketing expertise or teleconferencing capacity to reach the critical mass which will allow them to develop a national brand name and compete for and service large, national accounts.

  The third category of providers of electronic group communications services are the independent LECs. Similar to the IXCs, the LECs have generally not focused on teleconferencing, enhanced services or customized communications solutions.

  A potential new category of providers is the RBOCs. As a result of the Consent Decree entered into by AT&T and the United States Department of Justice in 1982, the RBOCs could not offer long distance services, which drastically limited their teleconferencing potential. Under the Telecommunications Act of 1996, the RBOCs will be allowed to provide in-region long distance services upon the satisfaction of certain conditions. The Company believes that the ability of an RBOC to gain immediate and significant teleconferencing market share upon entrance into the long distance market will be enhanced by its status as the incumbent provider of local services to its customers. While each RBOC will determine whether to create a separate teleconferencing business unit or to outsource this service, the Company believes that some of the new entrants will elect to outsource teleconferencing services and focus on entering the long distance market. To date, the Company has received requests for proposals to provide teleconferencing services from four of the five RBOCs.


COMPETITIVE STRENGTHS

  The Company believes that several characteristics differentiate it from many of its competitors, including:

  Diverse and stable customer base. The Company has a diverse base of customers that numbered approximately 5,000 in 1997, with no customer representing greater than 10% of combined net revenues and the Company's top ten customers representing less than 23% of combined net revenues. The Company believes that it has created strong customer loyalty for its services through its emphasis on superior customer service and the importance of such service to its clients. This loyalty is demonstrated by VIALOG's record of attracting and retaining significant clients, with low customer turnover.

  Unique industry position. VIALOG believes that it is positioned as one of the largest and most geographically diverse companies in the industry that focuses solely on electronic group communications. The Company's largest competitors are long distance service providers for whom teleconferencing represents only a small fraction of their total revenues. VIALOG can focus its capabilities and resources solely on teleconferencing, including its information systems, capital equipment, hiring practices, training and marketing. The Company believes that this focus offers significant flexibility and competitive advantages in responding to the needs of customers. VIALOG is also well situated to obtain future outsourcing contracts from long distance service providers which the Company believes are reluctant to outsource to a long distance service competitor, and would prefer to outsource to a larger, independent group communications company with experience in managing the outsourcing process.

  Superior customer service capabilities. The Company believes that it has a core competency in its customer service capabilities, which stress operator training, personalized service and anticipation of customer needs. VIALOG has developed and refined the technological capabilities, procedures and management information systems necessary to provide superior customer service, a factor that is critical to both customer retention and new business. An example of these capabilities is the Company's proprietary billing system for outsourced services. VIALOG has spent several years developing and revising this software and believes that no competitor can currently match the flexibility of this system in meeting customer needs.

  Broad range of services. The Company believes that it offers the most comprehensive selection of audio, video and data teleconferencing services in its industry, providing it with significant marketing advantages. VIALOG offers the features and pricing options to meet a wide variety of customer needs. The Company intends to remain at the forefront of the electronic group communications industry by continuing to augment its existing service offerings through the development and introduction of additional enhanced services and customized communications solutions.

  Experienced management team. VIALOG has one of the most experienced management teams in the teleconferencing industry. The top 10 managers of the Company have on average 14 years of experience within the teleconferencing/telecommunications industry. This experience is critical to the Company's ability to implement its business strategy, respond to industry trends and to identify and consummate acquisition opportunities successfully.

GROWTH STRATEGY

  The Company's objective is to build upon its position as a leading independent provider of electronic group communications services. Management plans to achieve this goal by implementing the following initiatives:

  Create a brand identity. The Company intends to establish its brand, VIALOG, as synonymous with expertise in, and a focus on, electronic group communications. The Company intends to distinguish its brand from those of the IXCs and other competitors through the Company's responsive customer service, focused service offerings and selling strategy.

  Establish a national retail sales organization. The Company is in the process of deploying a nationwide retail sales organization consisting of an outside sales group and an inside sales group. The retail sales organization is expected to be comprised of a vice president of retail sales, six regional sales directors, twenty-eight senior account executives, fourteen sales support specialists, one inside sales manager and eight inside sales people. The twenty-eight senior account executives are expected to be geographically deployed under the six regional sales directors throughout the United States. They will be responsible for protecting and growing the revenue within their assigned customer base. Each sales support specialist will work with two senior account executives to ensure customer satisfaction and help facilitate "roll-outs" of service within existing and new customer organizations. The inside sales group has responsibility for all customers that do not meet the criteria established for customers being serviced by the outside sales organization. Inside sales will be responsible for the retention and growth of these customers.

  The Company expects that the retail sales organization will receive a steady stream of qualified leads generated by an array of marketing campaigns and programs. A minimum of two direct marketing campaigns per year will account for a significant percentage of new business lead generation. In addition to leads generated by the marketing campaigns, the Company expects that the retail sales organization will receive on-going leads from the following: a national Yellow Pages program, trade shows, vertical trade publications, an interactive web site and our customer referral program. The Company believes that its marketing database will continually provide intelligence that will be critical to maximizing the return on investment of every marketing effort and sales resource. The Company believes that this disciplined approach to marketing and sales will ensure greater penetration of existing customers and significantly increase the Company's market share.

  Capitalize on opportunities to provide outsourced services. In addition to the retail sales organization, the Company has deployed a wholesale sales organization which will capitalize on what the Company belives to be the significant opportunity for revenue growth through the provisioning of outsourced services to IXCs, LECs as well as RBOCs. The Company believes the broad trend among long distance providers generally to outsource services such as telemarketing and billing is likely to extend to teleconferencing as these companies continue to move away from labor intensive activities. The Company has hired a vice president of wholesale sales and three senior telecom sales professionals who have extensive experience in the industry. This team of telecom sales professionals will focus their efforts exclusively on growing the Company's outsourced service base. The Company believes that, should the RBOCs become long distance providers, competition will require that the RBOCs enter the market quickly with a complete package of high quality telecommunications services, including teleconferencing. Consequently, the Company believes that some RBOCs will choose to outsource their electronic group communications requirements. The Company believes that it is well-positioned to be competitive in obtaining outsourced teleconferencing business, since it (i) is not a competitor with IXCs or LECs in the long distance markets or with the RBOCs, (ii) has the capacity and resources to handle significant teleconferencing volume, and (iii) already has experience in providing services on an outsourced basis.

  Expand through acquisitions. One element of the Company's strategy is to continue consolidating the electronic group communications services industry in order to increase market share, broaden geographic coverage and add new service offerings. The Company will seek to acquire companies that provide high quality service, have a significant customer base and utilize high quality technology. The Company believes its acquisition experience and its knowledge of the industry will be instrumental in identifying and successfully negotiating additional acquisitions. The Company believes that it will be an attractive acquirer for many closely-held PCSBs because of (i) the Company's increased access to financial resources as a larger company, (ii) the Company's decentralized operating structure, and (iii) the ability of the owner of the business being acquired to participate in the Company's on-going business, while at the same time realizing liquidity.

  Capitalize on consolidation benefits. The Company expects to capitalize on the benefits of its increased size, the combined experience of the Acquired Companies and its diverse customer base. The Company believes that its size will result in stronger bargaining power in areas such as long distance telecommunications, equipment, employee benefits and marketing. The Company also intends to improve allocation of personnel and equipment and to streamline internal practices through coordination among the Acquired Companies. The Company believes its combined experience and diverse customer base will allow it to develop and rapidly deploy innovative new services. Management also intends to cross-market services developed by any one of the Acquired Companies to all of the Company's customers, to maximize capacity utilization and to integrate pricing strategy.


THE COMPANY'S ELECTRONIC GROUP COMMUNICATIONS SERVICES

  Audio Teleconferencing. The Company offers a broad range of audio teleconferencing services and related services, primarily to businesses in the financial, professional service and pharmaceutical industries as well as to government agencies and trade associations. The Company generates revenues from this service by charging on a per-line, per-minute basis similar to standard telephone pricing practices.

  The Company's audio teleconference call services may be divided into three major classifications: operator attended calls, unattended calls and enhanced services. Within each major category there are several means of accessing the conference call, as well as a number of operator assisted features and services available upon the request of the customer.

  Operator Attended Conference Calls. On operator attended conference calls, the operator coordinates the call with the customer and provides support on the call as required. Customers are given a choice of three different methods to access an operator attended conference call. In the dial-out method, the operator dials each participant and places each participant in the conference. In the 800 Meet-Me method, the conference participants dial into the conference using the same toll-free number. In the Meet-Me method, the conference call is handled the same as 800 Meet-Me, but the participants dial in via their own long distance service provider. Customers can also decide to mix the access methods for participants. In an operator-attended conference call, the operator greets each caller, conducts a roll call, and places each caller on the conference call. The operator can offer a variety of features and enhanced services. For example, the operator can gather information such as agenda items or weekly sales figures from participants prior to joining a call, arrange for translation services, conduct question and answer (Q&A) sessions, conduct polling sessions, and relay all results back to the customer. If a conference participant disconnects while a call is in session, the operator can immediately call that participant to determine if the disconnect was unintentional and, if necessary, re-establish the link. This feature is generally not offered on unattended calls.

  Unattended Conference Calls. Unattended conference calls refer to calls that are not monitored by a Company operator. Each of the participants joins the conference by dialing into a Company MCU and entering an assigned passcode. This passcode directs participants to the correct conference and allows them to participate in the conference without operator assistance. During certain unattended calls, customers are still able to obtain operator assistance by pressing "0". Customers may use either 800 Meet-Me or Meet-Me access modes to join unattended conference calls.

  Enhanced Services. The Company offers a wide range of enhanced services (some of which were noted above), which allow customers to add value to their conference calls. Enhanced services provided to customers are generally charged on a fee basis. The following are examples of enhanced services.

  . Q&A is often utilized on conference calls with a large number of participants where an orderly forum for accepting questions is required. This feature is appropriate, for example, during a review of a corporation's quarterly financial results with a number of financial analysts.

  . Polling is a type of electronic counting using Touch-tone services and is often provided for focus group sessions or educational applications.

  . Digital recording and replay allows people who were unable to participate in the call to dial in and listen to a recording of the call. Many customers have the digital recording duplicated on tape or audio CD for distribution to interested parties. In some cases, a CD ROM is pressed by another vendor, augmented with interactive graphics, and used by the customer as a marketing or training tool.

  . Broadcast fax and fax on demand services provide distribution of information to facsimile machines during or after a conference using the Company's existing MCU facilities. Broadcast fax services are typically used for the widespread distribution of press releases, earnings reports, and other time-sensitive material.

  . RSVP allows the Company to reserve places for participants on conference calls and to gather information on such participants for its customers.

  . Reminders can be sent to participants prior to a conference call via direct call, fax or e-mail to ensure increased call attendance.

  . Call transcripts of conference calls can be prepared and either printed or downloaded onto a disk.

  Customized Communications Solutions. The Company provides specialized event management, production services and conference support services. Companies wishing to conduct new product announcements, investor relations calls regarding quarterly results, analyst briefings, press conferences, customer satisfaction polls or large sales events use the Company's customized communications services extensively. Large events, which combine many electronic group communications services such as data teleconferencing, audio teleconferencing and digital replay, may require weeks of planning. Training services are billed either on a project or a per diem basis. The following are examples of customized communications solutions.

  . The Company works with clients to design events which maximize participant interaction, provides information retrieval and assists in distributing pre-conference handouts.

  . Coaching and event rehearsal services personnel assist customer spokespersons to prepare for a teleconference, provide public speaking lessons, and arrange for professional speakers to ensure the proper presentation of information and image.

  . During a conference call, private line service allows an advisor to coach a spokesperson privately about points to include or proper responses to questions, without conference call participants hearing those comments.

  . The Company provides customer training services such as introducing a new customer to the effective use of a specific electronic group communications service or to the detailed development of a teletraining application.

  Video Teleconferencing. In 1996, the Company began to offer video teleconferencing services, which enable remote sites equipped with ITU standards-compliant video equipment to conduct interactive multipoint sharing of video images and audio among three or more participants. This service, like audio teleconferencing, is charged on a per-line, per-minute basis, with enhanced services charged on a fee basis. Video teleconferencing requires the use of a video MCU and telecommunications facilities of greater bandwidth than that required for a standard audio teleconference. The Company has one MCU dedicated to video teleconferencing, with approximately 72 ports of capacity. Video teleconferencing services accounted for approximately $13,000 and $282,000 of the Acquired Companies' combined net revenues in 1996 and 1997, respectively.

  The Company's video teleconferencing services enable participants at multiple locations to see and hear each other in a video conference. Generally, the current speaker is displayed on the video monitors of the other participants in the conference while the speaker's screen displays the previous speaker's image. The Company also offers another video conferencing technique known as "continuous presence," in which up to four participant locations appear simultaneously on the four quadrants of a monitor for the duration of the conference.

  The Company believes that the use of multipoint video teleconferencing services will grow in relationship to the installed base of compatible video equipment. Industry sources estimate that over 230,000 video teleconferencing units had been sold by the end of 1996. The following are examples of video teleconferencing applications:

  . Telemedicine, in which doctors in different hospitals videoconference to discuss research, treatments, and surgery.

  . Distance learning, in which classes are held over video, enabling students to benefit from multiple teachers and to interact with students at other locations.

  . Computer aided design (CAD), in which civil engineers and architects present designs to clients and project teams over live video for review.

  Data Teleconferencing. In 1997, the Company began to offer data teleconferencing services to its customers. Data teleconferences are established between multiple computers through a server or data MCU and allow the participants to review, discuss and modify spreadsheets or written text, or design documents simultaneously on personal computers at different locations. Data teleconferences are established through parallel data, audio or video links or on a single high bandwidth line which carries both data and audio or video. When the Company simultaneously provides audio and data using a data MCU for the data teleconferencing application, the charges for the data and audio connections are on a per-line, per-minute basis. When the Company is simply augmenting a data teleconference with the audio component, the per-line, per-minute charges are for the audio portion only.

  New Internet "groupware" services and software based on industry standards, such as T.120 and H.323, are expected to facilitate greater awareness and adoption of data teleconferencing as an electronic group communications tool. For instance, both Intel's ProShare and Microsoft's NetMeeting software services allow remotely-located personal computers and/or work stations to interactively share video and data regardless of the location of each machine. Also, several manufacturers have introduced specialized application software that will provide high quality data teleconferencing.


SALES AND MARKETING

  The Company's sales and marketing strategy will center on the establishment of its brand, VIALOG, as synonymous with expertise in, and a focus on, electronic group communications. The Company plans to launch a new corporate marketing program focused on customers who have the potential for high usage. This marketing program will utilize targeted database marketing techniques based on the combined customer data of the Acquired Companies, emerging trends, and other market segment information.

  The Company is in the process of deploying a nationwide retail sales organization consisting of an outside sales group and an inside sales group. The retail sales organization is expected to be comprised of a vice president of retail sales, six regional sales directors, twenty-eight senior account executives, fourteen sales support specialists, one inside sales manager and eight inside sales people. The twenty-eight senior account executives are expected to be geographically deployed under the six regional sales directors throughout the United States. They will be responsible for protecting and growing the revenue within their assigned customer base. Each sales support specialist will work with two senior account executives to ensure customer satisfaction and help facilitate "roll-outs" of service within existing and new customer organizations. The inside sales group has responsibility for all customers that do not meet the criteria established for customers being serviced by the outside sales organization. Inside sales will be responsible for the retention and growth of these customers.

  The Company expects that the retail sales organization will receive a steady stream of qualified leads generated by an array of marketing campaigns and programs. A minimum of two major marketing campaigns per year will account for a significant percentage of new business lead generation. In addition to leads generated by the marketing campaigns, the Company expects that the retail sales organization will receive on-going leads from the following: a national Yellow Pages program, trade shows, vertical trade publications, an interactive web site and our customer referral program. The Company believes that its marketing database will continually provide intelligence that will be critical to maximizing the return on investment of every marketing effort and sales resource. The Company believes that this disciplined approach to marketing and sales will ensure greater penetration of existing customers and significantly increase the Company's market share.

  In addition to the retail sales organization, the Company has deployed a wholesale sales organization which will capitalize on what the Company believes to be the significant opportunity for revenue growth through the provisioning of outsourced services to IXCs, LECs, and RBOCs. The Company currently provides outsourced audio teleconferencing services for one IXC, one RBOC, two LECs, and several non-facilities based long distance providers. An important element of the Company's marketing strategy will be to initiate additional outsourcing alliances, both domestically and overseas, and to expand net revenues from its existing alliances. These alliances could include the existing and future IXCs in the U.S. and overseas, the LECs, the RBOCs and other non-facilities based providers of equipment and services. In order to capitalize on this market the Company has hired a vice president of wholesale sales and three senior telecom sales executives who have extensive experience in the industry. This team of telecom sales professionals will focus their efforts exclusively on growing the Company's outsourced service base. The Company believes the broad trend among telecommunications will extend to teleconferencing, as indicated by (i) existing outsourcing of other services, such as billing and telemarketing, (ii) hiring and downsizing trends in the IXCs, LECs and RBOCs as they move away from labor-intensive activities, and (iii) increasing opportunities under the Telecommunications Act of 1996 to provide telecommunication services in new markets for the IXCs and RBOCs.

CUSTOMER SERVICE

  The Company believes that it has successfully obtained and retained customers due, in large measure, to quality customer service provided by a highly skilled staff. Reservationists and operators become the Company's primary contacts with its customers after the initial sales effort, thereby providing opportunities to support the sales effort with personalized service. The Company uses a team approach, whereby a customer can work with the same small group of customer service personnel. In some cases, customers have become accustomed to working with a particular reservationist or operator and insist upon continued assistance from these specific individuals.

  Reservationists assist the Company's customers in scheduling their conferences. Reservationists access the conferencing system to determine time and ports available and to confirm the teleconferences. Operators monitor calls and provide the services requested in the reservation. Operators are also trained to provide assistance to the moderator (usually the person initiating the conference) to ensure a successful meeting. Supervisors are available to assist in the setup and execution of a conference. The Company's staff is trained to facilitate effective meetings through a combination of classroom, mentoring, teaming, and on-the-job supervision.


CUSTOMERS

  The Company has approximately 5,000 customers ranging in size from major multinational corporations and Fortune 500 companies to small businesses, professional organizations, public institutions and consumers. A breakdown of the Company's top 20 customers by industry is as follows: health and pharmaceutical (two), financial services (five), retail (five), telecommunications (four), industrial (three) and high technology (one). No account represented more than 10% of the Company's combined net revenues in 1997. The top 10 customers of the Company represented approximately 28% and 23% of the Company's combined net revenues in 1996 and 1997, respectively.


BILLING AND MANAGEMENT INFORMATION SYSTEMS

  Most operational aspects of the electronic group communications business are presently performed at each of the Acquired Companies, including purchasing, accounting, billing, reservations, personnel, and service delivery functions. Management of the Company intends to retain a decentralized organizational structure, permitting most customer-related decisions to remain at the Acquired Company level. The Company intends to centralize some administrative support activities within the next 12-18 months in order to standardize its services, improve customer service and reduce Company expenses.

  The Acquired Companies presently perform the entire billing and collection process for their respective customer receivables. The data needed to develop an invoice is captured by and stored on each MCU and entered into the billing system automatically or by the staff. This data includes the account number, which identifies the entity paying for the call and the moderator number, which identifies the person who organized the call. The MCU software creates a call detail record which is augmented by the operator to capture any additional, enhanced services. Billing is on a one minute increment basis for the duration of each connected line. A billing database is maintained by each of the Acquired Companies and used to customize billing formats to respond to individual customer preferences. The frequency with which invoices are delivered to the customer for payment varies by Acquired Company and by customer.

  Each of the Acquired Companies validates its invoices against its telephone bills to verify billing accuracy. Each Acquired Company also generates account reports which detail payments and adjustments, credit status, aging of accounts receivable, invoice analysis, commission summaries, and usage and rate profiles. These detailed reports allow management to make business and marketing decisions concerning extension of credit or additional sales contacts as customer usage increases or decreases.

  The Company believes that the flexibility and capabilities of its billing systems represent a competitive advantage in allowing the Company to meet the needs of its customers, particularly in the Company's outsourcing services business. The Company has spent several years developing and refining the proprietary software used in the billing services provided to long distance service carriers that outsource their teleconferencing function to the Company.

  The Company intends to transition the Acquired Companies' systems to a uniform system on an individual basis over the next 12-18 months. Each of the Acquired Companies will continue to process its results with the existing system until the new centralized system has been implemented and management has verified that the centralized system is performing at designed proficiency.


COMPETITION

  The teleconferencing service industry is highly competitive and subject to rapid change. The Company currently competes, or expects to compete in the near future, with the following categories of companies: (i) IXCs, such as AT&T, MCI, Sprint, Frontier and Cable & Wireless, and non-facilities based long distance providers, such as Excel, (ii) independent LECs, such as GTE and SNET, and (iii) other PCSBs. According to estimates from industry sources, the IXCs serviced approximately 80% of the audio teleconferencing market in 1995. The IXCs generally do not market teleconferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have not emphasized enhanced services or customized communications solutions to meet customer needs. However, there can be no assurance that these competitors will not alter their current strategies and begin to focus on services-specific selling, customized solutions and operator-attended services, the occurrence of any of which could increase competition. Under the Telecommunications Act of 1996, the RBOCs will also be allowed to provide long distance services within the regions in which they also provide local exchange services ("in-region long distance services") upon the satisfaction of certain conditions, including the specific approval of the FCC, the introduction of or a defined potential for facilities-based local competition, the offering of local services for resale, and compliance with access and interconnection requirements for facilities-based competitors. Upon entrance into the long distance market, the ability of an RBOC to gain immediate and significant teleconferencing market share will be enhanced by its status as the incumbent primary provider of local services to its customers.

  If the Company is able to expand its video and data teleconferencing service offerings, it will encounter additional competition. Management expects that there will be competition from existing providers of audio teleconferencing services, as well as new competitors dedicated to video and/or data teleconferencing. The Company believes that the principal competitive factors influencing the market for its services are brand identity, quality of customer service, breadth of service offerings, price and vendor reputation. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's services.

  The Company derived approximately 14% of its 1997 combined net revenues from IXCs and LECs which outsource teleconferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver these teleconferencing services internally. There can be no assurance that the Company's current IXC and LEC customers will not insource the teleconferencing services now being provided by the Company and pursue such market actively and in direct competition with the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, part of the Company's growth is projected to occur as RBOCs enter the long distance market and, as the Company believes, outsource their teleconferencing services. There can be no assurance that any telecommunications company able to offer teleconferencing services legally, now or in the future, will choose to do so or that those choosing to do so will outsource their teleconferencing services or choose the Company as their provider in case they do outsource teleconferencing.

  The Company also believes that many of its current and prospective customers have sufficient resources to purchase the equipment and hire the personnel necessary to establish and maintain teleconferencing capabilities sufficient to meet their respective teleconferencing needs. If the manufacturers of PBXs develop improved, cost-effective PBX capabilities for handling teleconferencing calls with the quality of existing MCUs used in the teleconferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their teleconferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if Internet technology can be modified to accommodate multipoint voice transmission comparable to existing MCUs used in the teleconferencing business, there could be a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the Company's current and potential competitors have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company and may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements. In addition, such competitors may be capable of initiating or withstanding significant price decreases or devoting substantially greater resources than the Company to the development, promotion and sale of new services. Because MCUs are not prohibitively expensive to purchase or maintain, companies previously not involved in teleconferencing could choose to enter the marketplace and compete with the Company. There can be no assurance that new competitors will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats may have a material adverse effect on the Company's business, financial condition and results of operations.


SUPPLIERS

  The Company's services require two material components which it purchases from outside suppliers:

  Telecommunications Services.   A significant portion of the Company's direct
costs are attributable to the purchase of local and long distance telephone services. The Acquired Companies have purchased telecommunications services from a number of vendors, including AT&T, Sprint, MCI, Cable & Wireless and WorldCom. The Company believes that multiple suppliers will continue to compete for the Company's telecommunications contracts. Since the minutes of use generated by the Company will be substantially higher than the largest of the Acquired Companies, the Company believes that it will be able to negotiate telecommunications contracts with lower prices and improved service guarantees. The Company anticipates that new telecommunications contracts will be phased in over time as the existing contracts at the Acquired Companies expire. However, there can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. If the costs of long distance services increase over time, the Company's current purchasing strategy, which calls for shorter-term contracts, may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition and results of operations.

  Bridging Hardware and Software Support Systems. The Company uses MCU equipment produced by four different manufacturers. At present, such equipment is not functionally identical, but it is compatible with substantially all network standards. Approximately 43% of all audio MCU systems used by the Acquired Companies are manufactured by one vendor, MultiLink, Inc. ("MultiLink"), which was acquired by PictureTel Corporation in 1997. However, a number of other vendors offer similar MCU equipment. The Company intends to use its position as a substantial purchaser of MCU equipment to attempt to negotiate a volume purchase contract with each selected manufacturer.


EMPLOYEES

  On February 1, 1998, the Company had approximately 395 employees, of whom 11 were employed full time at its corporate headquarters, 156 were employed full time in various management, supervisory, sales, support and administrative positions, and 228 were employed full time or part time as operators or reservationists. None of the Company's employees are represented by unions. The Company has experienced no work stoppages and believes its relationships with its employees are good.


REGULATION

  In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core electronic group communications services offered by the Company, various government agencies, such as the FCC, have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services has a direct impact on the cost of the Company's electronic group communications services.

  A central element of the Company's business strategy is to capitalize on outsourcing opportunities. With the passage of the Telecommunications Act of 1996, the Company believes that the RBOCs will seek to enter the market for long distance services and that competition in the markets for both local and long distance telephone services will increase. In order to compete successfully in those markets, the Company believes that the IXCs, LECs and RBOCs will be required to devote more attention and resources to the provision of such services and will therefore seek to outsource non-core services, such as audio teleconferencing. Because the Company's outsourcing strategy depends on the entrance of the RBOCs into the long distance market, any factor that delays or prevents the entrance of the RBOCs into that market could impact the Company's strategy. For example, the Telecommunications Act of 1996 imposes strict pre-conditions to the provision of in-region long distance services by the RBOCs, including the specific approval of the FCC, the introduction of facilities-based local competition, the offering of local services for resale, compliance with access and interconnection requirements for facilities-based competitors, and the establishment of a separate operating subsidiary with separate financing, management, employees, and books and records. There can be no assurance that the RBOCs will be able to meet all of the requirements of the Telecommunications Act of 1996 on a timely basis, if at all. Even if one or more RBOCs meets these requirements, there can be no assurance that the entrance of such RBOCs into the long distance market will cause any IXCs, LECs or RBOCs to seek to outsource their audio teleconferencing services or that significant IXCs, LECs or RBOCs will not continue to provide audio teleconferencing services in direct competition with the Company. Finally, there can be no assurance that any IXCs, LECs or RBOCs seeking to outsource audio teleconferencing services will obtain such services from the Company. The failure of IXCs, LECs and RBOCs to outsource audio teleconferencing services to the Company could have a material adverse effect on the Company's growth strategy and business, financial condition and results of operations.

  The Telecommunications Act of 1996 is being contested both administratively and in the courts, and opinions vary widely as to the effects and timing of various aspects of the law. There can be no assurances at this time that the Telecommunications Act of 1996 will create any opportunities for the Company, that local access services will be provided by the IXCs, or that the RBOCs will be able to offer long distance services, including teleconferencing. The Telecommunications Act of 1996 has caused changes in the telecommunications industry, and the Company is unable to predict the extent to which such changes may ultimately affect its business. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the prices, conditions or other aspects of the electronic group communications services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements.

  The Company is subject to laws and regulations that affect its ability to provide certain of its enhanced services, such as those relating to the recording of telephone calls. Changes in the current federal, state or local legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries. The Company believes that it is currently in material compliance with applicable communications laws and regulations.


ITEM 2.  PROPERTIES.

  The Company's corporate headquarters are located in approximately 2,600 square feet of office space in Andover, Massachusetts under a lease expiring May 31, 1999. The Company operates six network equipment centers in leased locations in the United States. The Company believes all of such locations are fully utilized except for its approximately 41,000 square foot facility in Reston, Virginia, which is approximately 75% utilized and its 12,000 square foot facility in Oradell, New Jersey, which is approximately 80% utilized. The Company occupies the equipment centers and other facilities under leases which provide for a total of approximately 86,900 square feet at rates ranging from $5.00 to $23.00 per square foot with expiration dates, excluding month-to-month leases, ranging from May 1999 to May 2008. The Company's total lease expense related to its facilities was approximately $908,000 and $961,000 for the years ended December 31, 1996 and 1997, respectively. The Company believes its properties are adequate for its needs. The Company's facilities are located either within one mile of central telephone switching locations or on a sonet fiberoptic loop in metropolitan locations. Each facility has dual sources of power or back-up generating capabilities. While the Company's telephone and power requirements may preclude it from locating in some areas, the Company believes alternative locations are available for its facilities at competitive prices.


ITEM 3.  LEGAL PROCEEDINGS.

  Other than as described below, there are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

  In connection with the acquisition of Call Points, one of the Acquired Companies, the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court against Call Points, Ropir and certain other parties named therein. Complainants in these cases could seek to name the Company as a defendant in such pending litigation and could seek to hold the Company liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although the Company believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points has agreed to indemnify the Company from any liability relating to such claims and $250,000 of the purchase price for the acquisition of Call
Points has been placed in escrow with a third party to secure such indemnification obligations. In light of such indemnification, the Company does not believe that such claims, if successful, would have a material adverse effect on the Company.

  A former employee of CSI, one of the Acquired Companies, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and CSI believe that such claim is without merit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of the date of this Annual Report, there is no established public trading market for the Company's common stock.

  As of March 15, 1998, the Company's common stock was held by 79 holders of record.

DIVIDENDS

  The Company has not declared any dividends on any class of common equity during the past two fiscal years and has no intention of paying dividends in the foreseeable future. Additionally, pursuant to the terms of the Indenture dated November 12, 1997 among VIALOG Corporation, each of the Acquired Companies and State Street Bank and Trust Company, VIALOG is prohibited from declaring or paying any dividends or distributions other than dividends or distributions payable solely in certain qualified capital stock of the Company.

Sales of Unregistered Securities in 1997

  On February 24, 1997, the Company issued to eight "accredited investors" (as defined in Rule 501 under the Securities Act) promissory notes in the aggregate principal amount of $500,000 bearing interest at 8.0% per annum and payable upon the earlier of ten days following the closing of an initial public offering of the Company's common stock or one year from their date of issuance (the "February Notes"), together with warrants to purchase an aggregate of 111,118 shares of the Company's common stock at an exercise price of $4.50 per share (the "February Warrants"). The February Notes were paid in November 1997. The February Warrants expire on February 28, 1999 and contain anti-dilution provisions. As of the date of this Annual Report, the February Warrants entitle the holders thereof to purchase an aggregate of 33,450 additional shares of common stock as a result of required anti-dilution adjustments. The February Notes and February Warrants were issued to accredited investors only pursuant to the registration exemption provided in Rule 506 of Regulation D under the Securities Act.

  In September 1997, the Company issued to fifteen accredited investors subordinated convertible promissory notes in the aggregate principal amount of $255,500 bearing interest at 10% per annum and payable upon the earlier to occur of five days following (i) the closing of a sale of the Company's equity securities or debt securities for an aggregate purchase price of $50.0 million or more and (ii) January 1, 1998 (the "September Notes"). The September Notes were convertible at the holder's option prior to and including the due date, into the number of shares of the Company's common stock determined by dividing the outstanding principal of the September Notes by $4.00. The September Notes were issued solely to accredited investors pursuant to the registration exemption provided under Rule 506 of Regulation D under the Securities Act.

  All holders of the September Notes elected to convert the September Notes into common stock simultaneously with the Company's unrelated sale in November 1997 of $75.0 million of senior notes and warrants as described below. The issuance of shares of the Company's common stock issued upon the conversion of the September Notes was exempt from registration pursuant to Section 4(2) of the Securities Act.

  On November 12, 1997, the Company sold to Jefferies & Company, as initial purchaser, 75,000 units, with each unit (a "Unit"; collectively, the "Units") consisting of (i) a senior note due 2001 in the principal amount of $1,000 bearing interest at 12 3/4% per annum (a "Senior Note"; collectively, the "Senior Notes"), and (ii) one warrant to purchase 10.0886 shares of the Company's common stock, subject to adjustment in certain circumstances, at an exercise price of $.01 par value per share (a "November Warrant"; collectively, the "November Warrants"). Jefferies & Company paid $72.0 million for the Units, or 96% of the principal amount of the Senior Notes. As additional compensation to Jefferies & Company, the Company issued, for no additional consideration, 30,000 warrants to purchase 302,658 shares of the Company's common stock at an initial exercise price of $.01 per share. The initial sale of the Units to Jefferies & Company was made in reliance on the registration exemption provided under Section 4(2) of the Securities Act.

  Immediately upon the consummation of the sale of the Units, Jefferies & Company offered and sold the Units at the face value of $1,000 per Unit to certain "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and to a limited number of accredited investors pursuant to the registration exemption provided under Section 4(2) of the Securities Act.

  The November Warrants are exercisable on or after November 12, 1997. The shares purchasable upon the exercise of the November Warrants and the exercise price will be subject to adjustment in certain events including: (i) the payment by the Company of dividends (or other distributions) on the common stock of the Company payable in shares of such common stock or other shares of the Company's capital stock, (ii) subdivisions, combinations and reclassifications of the common stock, and (iii) the distribution to all holders of the common stock of any the Company's assets, debt securities or any rights or warrants to purchase securities (excluding cash dividends or other cash distributions from current or retained earnings).

  Subject to certain exceptions set forth in the warrant agreement under which the November Warrants were issued, if the Company issues (i) shares of common stock for a consideration per share less than the current market value per share or (ii) any securities convertible into or exchangeable for common stock for a consideration per share of common stock initially deliverable upon conversion or exchange of such securities that is less than the current market value per share on the date of issuance of such securities, the Company shall offer to sell to each holder of warrants, at the same price and on the same terms offered to all other prospective buyers (provided that the holder of warrants shall not be required to buy any other securities in order to buy such common stock or convertible securities), a portion of such common stock or convertible securities that is equal to such holder's portion of the common stock then outstanding if immediately prior thereto all the warrants had been exercised. Each such holder may elect to buy all or any portion of the common stock or convertible securities offered or may decline to purchase any.

  In case of certain consolidations or mergers of the Company, or the sale of all or substantially all of the assets of the Company to another corporation, each November Warrant will thereafter be exercisable for the right to receive the kind and amount of shares of stock or other securities or property to which such holder would have been entitled as a result of such consolidation, merger or sale had the warrants been exercised immediately prior thereto.

  See ITEM 13 - Certain Relationships and Transactions, Organization of the Company, for a discussion of the issuance of shares of the Company's common stock and options to purchase shares of the Company's common stock on November 12, 1997 in connection with the acquisitions of the Acquired Companies. All such shares and options were issued under the registration exemption provided under Section 4(2) of the Securities Act.

  In addition to the options issued in connection with the acquisition of the Acquired Companies, the Company issued options in 1997 to purchase an aggregate of 396,000 shares of the Company's common stock to various employees or consultants of the Company under the Company's 1996 Stock Plan. The exercise price for the options range from $2.00 per share to $5.75 per share. The vesting schedule for the options varies from recipient to recipient based on the circumstances under which the options were granted and the identity of the recipient. These options were issued in accordance with Section 4(2) of the Securities Act or Rule 701 under Section 3(b) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED OFFERINGS

  As indicated in the preceding section, on November 12, 1997, the Company completed the private sale of Units consisting of (i) an aggregate of $75.0 million principal amount of Senior Notes and (ii) warrants to purchase shares of the Company's common stock. The Company used the proceeds from that private sale to finance the cash portion of the purchase price for the Company's acquisition of the Acquired Companies and the related acquisition expenses, repay outstanding indebtedness, make capital expenditures and provide working capital for the Company.

  Pursuant to a Form S-4 Registration Statement declared effective by the Securities and Exchange Commission on February 12, 1998, the Company commenced on that date an exchange offer (the "Exchange Offer") whereby the Company offered to exchange the Senior Notes for a like principal amount of registered notes (the "Exchange Notes"). The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except for certain transfer restrictions and registration rights relating to the Senior Notes.

  The Exchange Offer terminated on March 26, 1998. Prior to the termination, all of the Senior Notes had been exchanged by investors for Exchange Notes.

  The Company will not receive any cash proceeds from the issuance of the Exchange Notes. The Senior Notes surrendered in exchange for the Exchange Notes will be retired and canceled and cannot be reissued. Accordingly, the issuance of the Exchange Notes will not result in any change in the capitalization of the Company.

  No underwriter was involved in the Exchange Offer.


ITEM 6.  SELECTED FINANCIAL DATA.

  On November 12, 1997, VIALOG Corporation ("VIALOG") closed a private placement of $75.0 million in Senior Notes due 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, VIALOG consummated agreements to acquire (the "Acquisition") six private conference service bureaus (the "Acquired Companies"), all of which became wholly-owned subsidiaries of VIALOG Corporation. Prior to November 12, 1997, VIALOG did not conduct any operations, and all activities related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.


  The following selected financial data of VIALOG for the years ended December 31, 1996 and 1997 have been derived from the audited consolidated financial statements of VIALOG Corporation included elsewhere in this Report.

                                                                             Year Ended December 31,
                                                                         --------------------------------
                                                                            1996                  1997
                                                                         ----------           -----------
                                                                         (in thousands, except share and
                                                                                 per share data)
VIALOG CORPORATION STATEMENT OF OPERATIONS DATA:
  Net revenues                                                            $   -                $    4,816
  Gross profit                                                                -                     2,122
  Selling, general and administrative expenses                                1,308                 7,249
  Amortization of goodwill and intangibles                                    -                       306
  Write-off of purchased in-process research and development                  -                     8,000
                                                                          ---------            ----------
  Operating loss                                                             (1,308)              (13,433)
  Interest income (expense), net                                                  1                (1,866)
                                                                          ---------            ----------
  Loss before income taxes                                                   (1,307)              (15,299)
  Income tax benefit (expense)                                                  522                  (522)
                                                                          ---------            ----------
  Net loss                                                                $    (785)           $  (15,821)
                                                                          =========            ==========
  Net loss per share                                                      $   (0.38)           $    (5.48)
                                                                          =========            ==========
  Weighted average shares outstanding                                     2,088,146             2,889,005
                                                                          =========            ==========
                                                                             Year Ended December 31,
                                                                         --------------------------------
                                                                            1996                  1997
                                                                         ----------           -----------
                                                                                  (in thousands)
VIALOG CORPORATION BALANCE SHEET DATA:
  Working capital (deficit)                                              $     (249)          $     7,259
  Total assets                                                                1,263                75,083
  Total debt, including current portion                                           -                71,936
  Stockholders' equity (deficit)                                                287                (4,882)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  VIALOG Corporation was founded on January 1, 1996 with the intention of becoming a leading provider of value-added electronic group communications services. These services include audio, video and data teleconferencing. On November 12, 1997, VIALOG Corporation consummated agreements to acquire (the "Acquisition") six private conference service bureaus (the "Acquired Companies"), all of which became wholly-owned subsidiaries of VIALOG Corporation (together, the "Company"). Through the six acquisitions, the Company established one of the largest and most geographically diverse networks of sales and operations centers focused solely on the electronic group communications market.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 1996 and 1997 included elsewhere in this Report.


INTRODUCTION

  The Company's net revenues are primarily derived from fees charged to customers for audio and enhanced teleconferencing services. Cost of revenues consists primarily of long distance telephone charges, salaries and benefits for operators, and depreciation and maintenance of telephone bridging equipment. Selling, general and administrative expenses consist primarily of compensation and benefits to executive officers and certain employees, marketing expenses, occupancy costs and professional fees.

  Prior to the Acquisition, the Acquired Companies had been managed as independent private companies, and, as such, their results of operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their levels of historical compensation. Certain officers and employees have agreed to reductions in their compensation and benefits in connection with the organization of the Company and the Acquisitions. The differential between the previous compensation and benefits of these individuals and the compensation and benefits they have agreed to accept subsequent to the Acquisitions is referred to as "Compensation Differential." This Compensation Differential and the related income tax effect have been reflected as pro forma adjustments in the Company's pro forma combined financial statements included in Note 2 "Acquisitions" of the Notes to Consolidated Financial Statements.

  The Company, which has only conducted operations since November 12, 1997 (other than in connection with certain financing transactions, the issuance of Senior Notes and the Acquisitions), intends to integrate certain operations and administrative functions of the Acquired Companies over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly from expected reductions in long distance telephone charges as existing agreements entered into by the Acquired Companies lapse and are replaced with new contracts negotiated by the Company. The Company is currently unable to quantify these savings. It is anticipated that these savings will be partially offset by the costs related to the Company's new management. In addition, it is anticipated that increased marketing costs will initially be required to establish the Company's brand name in the marketplace. As a result of these various costs and possible cost-savings, comparisons of historical operating results may not be meaningful, and such results may not be indicative of future performance.

VIALOG CORPORATION

  RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  VIALOG Corporation ("VIALOG") was incorporated on January 1, 1996. Prior to the November 12, 1997 Acquisitions, VIALOG did not conduct any operations, and all activities related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

  VIALOG incurred a net loss of $785,000 and $15.8 million for the years ended December 31, 1996 and 1997, respectively. The 1996 net loss represented general and administrative expenses, which consisted primarily of legal, travel, salaries and consulting fees related to the organization of VIALOG Corporation and the consummation of business combination agreements with the Acquired Companies. The 1997 net loss included expenses incurred prior to the November 12, 1997 Acquisitions, as well as consolidated net revenues and expenses of the Acquired Companies from the date of Acquisition through December 31, 1997. Of the $15.8 million net loss, $4.1 million represented selling, general and administrative expenses incurred prior to the Acquisition, and included approximately $2.0 million related to an offering of VIALOG's common stock which was terminated in early 1997. The remaining $11.4 million loss represented the consolidated results of operations from the date of Acquisition through December 31, 1997, and included $2.1 million of gross profit, $3.8 million of selling, general and administrative expenses (including a $958,000 non-cash charge relating to the modification of certain stock options and $306,000 of amortization of goodwill and intangibles), an $8.0 million non-recurring charge relating to the write-off of purchased in-process research and development, and $1.7 million of interest expense relating to the Senior Notes.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company generated negative cash flows of $178,000 and $4.1 million from operating activities for the years ended December 31, 1996 and 1997, respectively. Cash flows used in investing activities of $7,000 and $53.8 million for the years ended December 31, 1996 and 1997, respectively, represent cash paid in connection with the Acquisitions of $0 and $53.3 million, respectively, as well as purchases of property and equipment of $7,000 and $454,000, respectively. Cash provided by financing activities of $522,000 and $67.1 million for the years ended December 31, 1996 and 1997, respectively, represent issuance of long-term debt and common stock, offset by payments of previously issued debt and payments of indebtedness of the Acquired Companies.

  The Company's primary short-term liquidity requirements are working capital needs, payments of interest and purchases of property and equipment. The Company anticipates that its cash flows from operations will meet or exceed its short-term working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital commitments are unpredictable. The Company plans to fund future acquisitions primarily through a combination of working capital, cash flow from operations and borrowings, as well as issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  The Company is highly leveraged and has a stockholders' deficit at December 31, 1997. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

  The principal long-term liquidity requirements are payments for interest and capital expenditures, as well as repayment of the Senior Notes which mature in 2001. The Company expects to meet its long-term liquidity requirements, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations and borrowings, and issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  The Company will utilize both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. The Company has performed a preliminary review of its existing computer programs to address the year 2000 issue. Based on the preliminary review, the Company believes that the year 2000 issue will not have a significant impact on the operations or the financial results of the Company. The internally developed computer programs used in the operations of the Company that are expected to be used beyond the year 1999 are year 2000 compliant. Additionally, as part of the integration of the Acquired Companies, the Company will be implementing common systems in both the operations and financial management areas of the Company within the next two years. The systems implemented or upgraded will all be year 2000 compliant, one of the criteria of the systems integration plan. The Company will continue to assess the impact of the year 2000 issue as a part of the systems integration plan. The Company is in the process of contacting all of its software and hardware suppliers with regard to their respective year 2000 compliant programs.

  Due to the relative low levels of inflation experienced in 1995, 1996 and 1997, inflation did not have a significant effect on the results of the combined companies in those years.

COMBINED ACQUIRED COMPANIES AND VIALOG CORPORATION

  The combined Acquired Companies' and VIALOG Corporation's Statements of Operations data for the years ended December 31, 1995, 1996 and 1997 do not purport to present the financial results or the financial condition of the combined Acquired Companies and VIALOG Corporation in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues, cost of revenues and selling, general, and administrative expenses of the individual Acquired Companies and VIALOG Corporation on an historical basis, and excludes the effects of pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because (i) the Acquired Companies were not under common control or management and had different tax structures (S corporations and C corporations) and (ii) the Company used the purchase method of accounting to record the Acquisitions.


  RESULTS OF OPERATIONS--COMBINED ACQUIRED COMPANIES AND VIALOG CORPORATION

  The following table sets forth (in thousands) certain unaudited combined data of the Acquired Companies and VIALOG Corporation on an historical basis and such data as a percentage of net revenues, excluding the effects of pro forma adjustments for the periods presented:

                                                                    YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                    1995                     1996                    1997
                                                    ----                     ----                    ----
Net revenues                                $21,855      100.0%      $29,005      100.0%     $ 35,917     100.0%
Cost of revenues                             13,143       60.1%       16,302       56.2%       20,272      56.4%
                                            -------      -----       -------      -----       -------     -----
Gross profit                                  8,712       39.9%       12,703       43.8%       15,645      43.6%
Selling, general and administrative
  expenses                                    7,122       32.6%       10,558       36.4%       16,650      46.4%
Amortization of goodwill and
  intangibles                                     -        0.0%            -        0.0%          306       0.9%
Write-off of purchased in-process
  research and development                        -        0.0%            -        0.0%        8,000      22.3%
                                            -------      -----       -------      -----       -------     -----
Operating income (loss)                     $ 1,590        7.3%      $ 2,145        7.4%      $(9,311)    (25.9%)
                                            =======      =====       =======      =====       =======     =====

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net revenues. All Acquired Companies reflected an increase in net revenues during the year ended December 31, 1997 compared to the year ended December 31, 1996. Combined net revenues increased $6.9 million, or 23.8%, from $29.0 million in 1996 to $35.9 million in 1997. The major components of this increase were (i) an increase in Access' net revenues of $3.5 million, or 38.5%, from $9.1 million in 1996 to $12.6 million in 1997, which was primarily attributable to sales of teleconferencing services to existing customers and new customers, (ii) an increase in Call Points' net revenues of $1.0 million, or 12.9%, from $7.5 million in 1996 to $8.5 million in 1997, which was primarily attributable to sales of teleconferencing services to existing customers and sales to new customers, and (iii) an increase in TCC's net revenues of $725,000, or 21%, from $3.4 million in 1996 to $4.1 million in 1997, which was primarily attributable to sales to existing customers and sales to new customers. This growth was achieved despite the fact that TCC's net revenues for 1996 included $743,000 of net revenues from a portion of TCC's business that was divested in December 1996.

  Cost of revenues. Combined cost of revenues increased $4.0 million, or 24.4%, from $16.3 million in 1996 to $20.3 million in 1997 and increased slightly as a percentage of net revenues from 56.2% in 1996 to 56.4% in 1997. The dollar increase was primarily attributable to (i) an increase in Access' cost of revenues of $2.1 million, or 51.1%, from $4.1 million in 1996 to $6.2 million in 1997 related to the substantial investment made in personnel and related costs associated with video teleconferencing and increased telecommunications and personnel expense associated with the growth in revenues, (ii) an increase in Americo's cost of revenues of $623,000, or 71.7%, from $869,000 in 1996 to $1.5 million in 1997 primarily due to telecommunications costs and personnel expenses to support the current and expected call volume, and (iii) an increase in Call Points' cost of revenues of $659,000, or 11.1%, from $5.9 million in 1996 to $6.6 million in 1997, which was primarily attributable to increased telecommunications costs and personnel expenses to support the increased call volume.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.1 million, or 57.7%, from $10.6 million in 1996 to $16.7 million in 1997 and increased as a percentage of net revenues from 36.4% in 1996 to 46.4% in 1997. The dollar increase was primarily attributable to (i) an increase in VIALOG Corporation's selling, general and administrative expenses of $4.8 million from $1.3 million in 1996 to $6.1 million in 1997, which was primarily attributable to a charge of approximately $2.0 million related to an offering of common stock that was terminated in early 1997, a non-cash charge of $958,000 related to modifications to certain outstanding stock options, and increased staffing and associated expenses related to increased activities to consummate business combination agreements and the Acquisition agreements with the Acquired Companies, and (ii) an increase in Access' selling, general and administrative expenses of $1.3 million, or 38.3% from $3.5 million in 1996 to $4.8 million in 1997, which was primarily attributable to increased personnel, outside services and advertising costs.

  Amortization of goodwill and intangibles. Goodwill and intangibles result from the excess of the purchase price over the net assets of the Acquired Companies. Goodwill and intangibles are being amortized over periods ranging from six to twenty years, beginning November 12, 1997.

  Write-off of purchased in-process research and development. During the fourth quarter of 1997, the Company recorded a non-recurring charge of $8.0 million related to the fair value of purchased in-process research and development associated with the Acquisitions.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net revenues. All Acquired Companies reflected an increase in net revenues during 1996. Combined net revenues increased by $7.1 million, or 32.7%, from $21.9 million in 1995 to $29.0 million in 1996. The major components of this increase were (i) an increase in Access' net revenues of $2.6 million, or 39.4%, from $6.5 million in 1995 to $9.1 million in 1996 resulting from additional sales of audio teleconferencing services to existing customers and sales to new customers, and (ii) an increase in CSI's revenues of $2.1 million, or 54.1%, from $3.8 million in 1995 to $5.9 million in 1996 resulting from a $2.2 million increase in net revenues from two significant customers, and (iii) an increase in TCC's net revenues of $1.1 million, or 45.8%, from $2.3 million in 1995 to $3.4 million in 1996 resulting from additional sales of audio teleconferencing services to existing customers and sales to new customers.

  Cost of revenues. Cost of revenues increased by $3.2 million, or 24.0%, from $13.1 million in 1995 to $16.3 million in 1996 and decreased as a percentage of net revenues from 60.1% in 1995 to 56.2% in 1996. The dollar increase in cost of revenues was primarily attributable to (i) an increase in CSI's cost of revenues of $906,000, or 48.3%, from $1.9 million in 1995 to $2.8 million in 1996 resulting from increased telecommunications costs associated with increased call volumes and costs associated with the addition of nine operators, (ii) an increase in Access' cost of revenues of $652,000, or 19.1%, from $3.4 million in 1995 to $4.1 million in 1996 resulting from increased telecommunications and occupancy costs associated with increased call volumes, and (iii) an increase in TCC's cost of revenues of $684,000, or 60.6%, from $1.1 million in 1995 to $1.8 million in 1996 resulting from increased telecommunications and personnel costs associated with increased call volumes.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.4 million, or 48.2%, from $7.1 million in 1995 to $10.5 million in 1996 and increased as a percentage of net revenues from 32.6% in 1995 to 36.4% in 1996. The dollar and percentage increases in selling, general and administrative expenses were primarily attributable to (i) $1.3 million from VIALOG Corporation, which was formed on January 1, 1996 and incurred expenses in connection with the consummation of business combination agreements and the Acquisition agreements with the Acquired Companies, (ii) an increase in Access' selling, general and administrative expenses of $873,000, or 33.8%, from $2.6 million in 1995 to $3.5 million in 1996 resulting primarily from increases in occupancy costs and non-recurring executive compensation and bad debt expenses and (iii) an increase in TCC's selling, general and administrative expenses of $440,000, or 49.5%, from $889,000 in 1995 to $1.3 million in 1996 primarily attributable to the addition of two salespeople, increased commissions and the hiring costs associated with additional staff.

   LIQUIDITY AND CAPITAL RESOURCES--COMBINED ACQUIRED COMPANIES AND VIALOG CORPORATION

  The following table sets forth selected financial information (in thousands) from the Acquired Companies' and VIALOG Corporation's cash flows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            1995              1996            1997
                                                                      -----------------  ---------------  -------------
Net cash provided by (used in):
  Operating activities                                                         $ 2,619          $ 4,610       $  2,185
  Investment activities                                                         (2,014)          (1,076)       (57,052)
  Financing activities                                                              36           (2,821)        62,711
                                                                               -------          -------       --------
Net increase (decrease) in cash and cash equivalents                           $   641          $   713       $  7,844
                                                                               =======          =======       ========

  All of the Acquired Companies had positive cash flows from operating activities for all periods presented. Cash used in investing activities related primarily to the acquisition of property and equipment in 1995 and 1996. In 1997, cash used in investing activities represents $3.7 million of acquisitions of property and equipment, and $53.3 million related to the acquisition of the Acquired Companies. Net cash provided by financing activities in 1995 represents borrowings on long-term debt and credit lines and capital lease obligations to finance the acquisition of capital equipment. Cash used in financing activities in 1996 was applied to the repayment of long-term debt and capital lease obligations and to the payment of dividends to stockholders. Cash provided by financing activities in 1997 represents the issuance of a $75.0 million private placement, offset by the repayment of long-term debt and capital lease obligations and the payment of dividends to stockholders of the Acquired Companies. The combined Acquired Companies and VIALOG Corporation had working capital of $7.3 million at December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the proforma impact on earnings and earnings per share have been disclosed in the Notes to the Consolidated Financial Statements as required by SFAS 123 for companies that continue to account for stock options under APB 25.

  In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company presents both basic net income (loss) per share and diluted net income (loss) per share. The impact on diluted net income (loss) per share was not material. Prior periods presented have been restated to comply with provisions of SFAS 128.

  In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

  In June 1997, the Financial Accounting Standards Board issued Statement 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and disclosures as the Company does not have multiple reportable operating segments.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

  The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

  Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The

Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

  Substantial Leverage and Ability to Service Debt. The Company is highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. The Acquired Companies have historically operated at substantially lower levels of debt than that at which the Company currently operates. The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the Company's Indenture will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, and (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Notes, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

  Senior Credit Facility; Effective Subordination. The Company anticipates entering into a credit facility to provide additional liquidity. The Company has accepted a proposal and is currently negotiating the terms for a senior credit facility ("Senior Credit Facility") (a revolving credit, term loan and capital expenditures facility in the aggregate principal amount of $15.0 million). However, the Company has not yet entered into a binding agreement and, accordingly, there can be no assurance that the Company will be able to obtain the Senior Credit Facility, or any similar credit facility. If the Company is unable to obtain a credit facility, it may be required to postpone and/or change significant elements of its business strategy. In addition, the terms of the proposed commitment for the Senior Credit Facility require a pledge of substantially all of the assets of the Company and the Subsidiary Guarantors. Accordingly, the Notes and Subsidiary Guarantees will be effectively subordinated to the extent of the collateral used to secure such bank indebtedness. In the event of a default on the Notes, or a bankruptcy, liquidation or reorganization of the Company, such assets will be available to satisfy obligations with respect to the indebtedness secured thereby before any payment therefrom could be made on the Notes.

  Absence of Consolidated Operating History; Difficulty of Integrating the Acquired Companies. VIALOG Corporation was founded on January 1, 1996 and has only conducted operations and generated revenues since November 12, 1997, the date of the Acquisitions. The Acquired Companies operated as separate, independent businesses prior to the closing of the Acquisitions. The Company has used the purchase method of accounting to record the Acquisitions. Consequently, the pro forma combined financial information contained in this Report may not be indicative of the Company's future operating results and financial condition. In addition, the Acquisition agreements place restrictions on the Company's ability to make certain changes for a two-year period following the Acquisitions. The successful and timely integration of the operations of the Acquired Companies is critical to the Company's future financial performance. There can be no assurance that the Company will be successful in integrating any of the operations of the Acquired Companies or, if integrated, that such combined operations will not demonstrate significant operating inefficiencies. The failure of the Company to integrate the operations of the Acquired Companies successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

  Pretax Losses. Certain of the Acquired Companies incurred pretax losses in 1996 and 1995. There can be no assurance that such Acquired Companies will achieve profitability going forward. The failure of such Acquired Companies to achieve profitability will have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition. The teleconferencing services industry is highly competitive and subject to rapid change. The Company currently competes with companies which have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company. As a result, potential competitors may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements, to initiate or withstand significant price decreases or to devote substantially greater resources than the Company in order to develop and promote new services. There can be no assurance that new competitors, including current customers that choose to insource their teleconferencing services, will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Acquisitions. One element of the Company's business strategy is to acquire additional electronic group communications service businesses. However, the Company is aware of only a limited number of potential acquisition candidates. Certain of the Company's principal competitors have each recently acquired a private conference service bureau ("PCSB"), which may increase competition for the remaining acquisition opportunities in the teleconferencing industry. Continued consolidation in the industry, and the potential entry of RBOCs into the teleconferencing industry, may intensify such competition and increase the price which the Company would have to pay in connection with any future acquisitions. The Company currently has no binding agreements to effect any acquisitions, although the Company is currently in discussions with several acquisition candidates. During the course of negotiating and planning the Acquisitions, VIALOG Corporation entered into discussions with a number of PCSBs, including the Acquired Companies, regarding their possible participation in the combination of the Acquired Companies. Discussions with any company which did not participate in the Acquisitions could resume at any time and one or more acquisitions could occur within a short period of time thereafter. However, there can be no assurance that any discussions will in fact resume or that there will be any additional acquisitions. The inability of the Company to implement its acquisition strategy successfully or the failure to integrate new businesses or operations into its current operations could have a material adverse effect on the Company's business, financial condition and results of operations.

  Technological Considerations. The Company currently derives a substantial portion of its net revenues from the sale of audio teleconferencing services. If the manufacturers of private branch exchanges ("PBXs"), the equipment used by most businesses and institutions to handle their internal telephone requirements, develop improved, cost-effective PBX capabilities for handling teleconferencing calls with the quality and functionality of existing MCUs used in the teleconferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their teleconferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if Internet technology can be modified to accommodate multipoint voice transmission with audio quality comparable to that of MCUs used in the teleconferencing business, the availability of such technology could have a material adverse effect on the Company's business, financial condition and results of operations.

  Long Distance Services Contracts. A significant portion of the Company's direct costs are attributable to the purchase of local and long distance telephone services. There can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. If the costs of long distance services increase over time, the Company's current purchasing strategy, which calls for shorter-term contracts, may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's existing contracts have remaining terms in excess of one year and require the Company to pay premiums over current market rates for long distance services. These contracts impose substantial monetary penalties for early termination. Although the Company intends to attempt to renegotiate these contracts to obtain more favorable rates, there can be no assurance that the Company will be able to do so. The failure of the Company to renegotiate these contracts will require the Company to continue to pay premiums over current market rates for long distance services.

  Regulation. In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core electronic group communications services offered by the Company, various government agencies, such as the Federal Communications Commission (the "FCC"), have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services may have a direct impact on the cost of the Company's electronic group communications services. The Telecommunications Act of 1996 is being contested both administratively and in the courts, and opinions vary widely as to the effects and timing of various aspects of the law. There can be no assurances at this time that the Telecommunications Act of 1996 will create any opportunities for the Company, that local access services will be provided by the IXCs, or that the RBOCs will be able to offer long distance services including teleconferencing. The Telecommunications Act of 1996 has effected significant changes in the telecommunications industry and the Company is unable to predict the extent to which such changes or the implementation of the Telecommunications Act of 1996 by the FCC may ultimately affect its business. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the prices, conditions or other aspects of the electronic group communications services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements. In addition, the Company is subject to laws and regulations that affect its ability to provide certain of its enhanced services, such as those relating to privacy and the recording of telephone calls. Changes in the current federal, state or local legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                                      PAGE NUMBERS
  Report of Management................................................................    35
  Independent Auditors' Report........................................................    36
  Consolidated Balance Sheets at December 31, 1996 and 1997...........................    37
  Consolidated Statements of Operations for the Years Ended
    December 31, 1996 and 1997........................................................    38
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years
    Ended December 31, 1996 and 1997..................................................    39
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1997........................................................    40
  Notes to Consolidated Financial Statements..........................................    42

                             REPORT OF MANAGEMENT

     The accompanying consolidated financial statements and related information of VIALOG Corporation and subsidiaries (the "Company") have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on management's best estimates and judgments.

  Management is also responsible for maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results. The Company has established and maintains a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. The Company's internal control system is based upon standard procedures, policies and guidelines and organizational structures that provide an appropriate division of responsibility and the careful selection and training of qualified personnel.

  The Company's accompanying consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants, whose audit was made in accordance with generally accepted auditing standards. Management has made available to KPMG Peat Marwick LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG Peat Marwick LLP during its audit were valid and appropriate. The Report of Independent Public Accountants appears below.

Glenn D. Bolduc                                   John J. Dion
Chief Executive Officer,                          Vice President - Finance
President and Treasurer

                          INDEPENDENT AUDITORS' REPORT

  The Board of Directors
  VIALOG Corporation:

  We have audited the accompanying consolidated balance sheets of VIALOG Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIALOG Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                      /s/ KPMG Peat Marwick LLP
Boston, Massachusetts
February 20, 1998

                              VIALOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,         DECEMBER 31,
                                                                               1996                  1997
                                                                               ----                  ----
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                  $  337              $  9,567
  Accounts receivable, net of allowance for doubtful
   accounts of $0 and $32, respectively                                           -                 5,686
  Prepaid expenses                                                                -                   156
  Deferred offering costs                                                       377                     -
  Other current assets                                                           13                   101
                                                                             ------              --------
    Total current assets                                                        727                15,510

Property and equipment, net                                                       7                 7,544
Deferred debt issuance costs                                                      -                 7,324
Goodwill and intangible assets, net                                               -                44,391
Deferred income taxes                                                           522                     -
Other assets                                                                      7                   314
                                                                             ------              --------
    Total assets                                                             $1,263              $ 75,083
                                                                             ======              ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                          $    -              $    397
  Accounts payable                                                              313                 2,129
  Accrued expenses                                                              663                 5,725
                                                                             ------              --------
    Total current liabilities                                                   976                 8,251

Long-term debt, less current portion                                              -                71,539
Other long-term liabilities                                                       -                   175

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                       -                     -
  Common stock, $0.01 par value, 30,000,000 shares
   authorized; 2,695,300 and 3,486,380 shares,
   respectively, issued and outstanding                                          28                    35
  Additional paid-in capital                                                  1,044                11,689
  Retained deficit                                                             (785)              (16,606)
                                                                             ------              --------
    Total stockholders' equity (deficit)                                        287                (4,882)
                                                                             ------              --------
    Total liabilities and stockholders' equity (deficit)                     $1,263              $ 75,083
                                                                             ======              ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                        1996              1997
                                                                        ----              ----
Net revenues                                                           $     -         $  4,816
Cost of revenues                                                             -            2,694
                                                                       -------         --------
  Gross profit                                                               -            2,122

Selling, general and administrative expenses                             1,308            7,249
Amortization of goodwill and intangibles                                     -              306
Write-off of purchased in-process research and development                   -            8,000
                                                                       -------         --------
  Operating loss                                                        (1,308)         (13,433)

Interest income (expense), net                                               1           (1,866)
                                                                       -------         --------
  Loss before income taxes                                              (1,307)         (15,299)

Income tax benefit (expense)                                               522             (522)
                                                                       -------         --------

  Net loss                                                             $  (785)        $(15,821)
                                                                       =======         ========
Net loss per share                                                     $ (0.38)        $  (5.48)
                                                                       =======         ========
Weighted average shares outstanding                                  2,088,146        2,889,005
                                                                     =========        =========


         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         COMMON STOCK            ADDITIONAL                          TOTAL
                                                         ------------              PAID-IN    ACCUMULATED        STOCKHOLDERS'
                                                    SHARES        PAR VALUE        CAPITAL       DEFICIT       EQUITY (DEFICIT)
                                                    ------        ---------        -------       -------       ----------------
Initial investment at incorporation on
   January 1, 1996                               1,332,800             $14        $    (7)      $     -           $      7
Additional shares issued in connection
        with initial capitalization                360,000               4             21             -                 25
Issuance of common stock:
   Contribution of common stock to
      capital                                     (250,000)             (2)             2             -                  -
   Outsiders by private placement dated
      May 8, 1996                                  378,000               4            101             -                105
   Outsiders by private placement dated
      October 22, 1996                             380,000               4            756             -                760
   Employees in lieu of payment for
      services                                     242,500               2             91             -                 93
   Consultants in lieu of payment for
      services                                     177,000               2             28             -                 30
   Options exercised                                75,000               -              2             -                  2
 Options granted to consultants                          -               -             50             -                 50
 Net loss                                                -               -              -          (785)              (785)
                                                 ---------             ---        -------      --------           --------
Balance at December 31, 1996                     2,695,300              28          1,044          (785)               287

 Options exercised                                 104,000               -              2             -                  2
 Conversion of 10% Subordinated
      Convertible Notes Payable                    127,750               1            254             -                255
 Issuance of common stock in connection
      with acquisitions                            559,330               6          3,211             -              3,217
 Warrants related to 8% Notes Payable
      dated February 24, 1997                            -               -            129             -                129
 Warrants related to 12 3/4% Senior Notes
      Payable dated November 12, 1997                    -               -          6,091             -              6,091
 Options granted to consultants                          -               -            180             -                180
 Options granted to employees                            -               -            778             -                778
 Net loss                                                -               -              -       (15,821)           (15,821)
                                                 ---------             ---        -------      --------           --------

Balance at December 31, 1997                     3,486,380             $35        $11,689      $(16,606)          $ (4,882)
                                                 =========             ===        =======      ========           ========

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                                1996             1997
                                                                                ----             ----
Cash flows from operating activities:
  Net loss                                                                      $(785)        $(15,821)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   -              273
    Amortization of goodwill and intangibles                                        -              306
    Amortization of debt issuance costs and debt discount                           -              545
    Provision for doubtful accounts                                                 -               32
    Deferred income taxes                                                        (522)             522
    Write-off of deferred offering costs                                            -              377
    Compensation expense for issuance of common stock and options                 173              958
    Write-off of purchased in-process research and development                      -            8,000
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
    Accounts receivable                                                             -             (576)
    Prepaid expenses and other current assets                                     (13)             (68)
    Other assets                                                                   (7)             (64)
    Accounts payable                                                              313             (351)
    Accrued expenses                                                              663            1,716
    Other long-term liabilities                                                     -                3
                                                                                -----         --------

       Cash flows used in operating activities                                   (178)          (4,148)
                                                                                -----         --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                                  -          (53,308)
  Additions to property and equipment                                              (7)            (454)
                                                                                -----         --------

       Cash flows used in investing activities                                     (7)         (53,762)
                                                                                -----         --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and warrants                             -           75,755
  Payments of long-term debt of businesses acquired                                 -           (2,239)
  Payments of long-term debt                                                        -             (533)
  Proceeds from issuance of common stock                                          899                2
  Deferred offering costs                                                        (377)               -
  Deferred debt issuance costs                                                      -           (5,845)
                                                                                -----         --------

       Cash flows provided by financing activities                                522           67,140
                                                                                -----         --------
Net increase in cash and cash equivalents                                         337            9,230
Cash and cash equivalents at beginning of period                                    -              337
                                                                                -----         --------

Cash and cash equivalents at end of period                                      $ 337         $  9,567
                                                                                =====         ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (IN THOUSANDS)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                          1996             1997
                                                                          ----             ----
Supplemental disclosures of cash flow information:
  Cash paid during the year for:

    Interest                                                             $     -         $    72
                                                                         =======         =======
    Taxes                                                                $     -         $     1
                                                                         =======         =======
Non-cash investing and financing transactions:
  Conversion of 10% Subordinated Convertible Notes Payable               $     -         $   256
                                                                         =======         =======
  Issuance of common stock in connection with acquisitions               $     -         $ 3,217
                                                                         =======         =======
  Issuance of warrants to the initial purchaser of the Senior
       Notes and included in deferred debt issuance costs                $     -         $ 1,740
                                                                         =======         =======
Acquisitions of businesses:
       Assets acquired                                                   $     -         $66,523
       Liabilities assumed and issued                                          -          (9,096)
       Common stock issued                                                     -          (3,217)
                                                                         -------         -------
       Cash paid                                                               -           54,210
       Less cash acquired                                                      -             (902)
                                                                         -------         --------
              Net cash paid for acquisitions of businesses               $     -         $ 53,308
                                                                         =======         ========


         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  DESCRIPTION OF BUSINESS

       VIALOG Corporation ("VIALOG") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to VIALOG Corporation. VIALOG was formed to create a national provider of electronic group communications services, consisting primarily of operator-assisted audio teleconferencing, as well as video, data and unattended audio teleconference services. On November 12, 1997, VIALOG closed a private placement of $75,000 in Senior Notes due in 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, VIALOG acquired six group communications service providers located in the United States (See Note 2 "Acquisitions").

       Prior to November 12, 1997, VIALOG did not conduct any operations, and all activities related to the acquisitions and the completion of financing transactions to fund the acquisitions.

  (B)  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of VIALOG and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (C)  MANAGEMENT ESTIMATES

       Management of VIALOG has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (D)  REVENUE RECOGNITION

       Revenue from conference calls is recognized upon completion of the call. Revenue from services is recognized upon performance of the service.

  (E)  CASH AND CASH EQUIVALENTS

       Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

  (F)  PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives are as follows: three to ten years for office furniture, fixtures and equipment, five to ten years for conferencing equipment, and three to seven years for computer equipment. Capitalized lease equipment and leasehold improvements are amortized over the lives of the leases, ranging from three to ten years.

  (G)  GOODWILL AND INTANGIBLE ASSETS

       Goodwill and intangible assets, including assembled workforce and developed technology, result from the excess of the purchase price over the net assets of businesses acquired. Goodwill and intangibles are being amortized on a straight-line basis over periods ranging from six to twenty years, which represent their estimated useful lives.

  (H)  RESEARCH AND DEVELOPMENT

       VIALOG maintains technical support and engineering departments that, in part, develop features and products for group communications. In accordance with SFAS No. 2, Accounting for Research and Development Costs, VIALOG charges to expense (included in cost of revenues) that portion of the department costs which relate to research and development activities. Prior to the acquisition of the businesses described in Note 2 "Acquisitions", VIALOG did not conduct any research and development activities. Research and development costs for the period ended December 31, 1997 reflect the activities of the acquired businesses from November 12, 1997 through December 31, 1997 and were not significant.

  (I)  STOCK-BASED COMPENSATION

       Effective January 1, 1996, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". VIALOG has elected to continue to account for stock options at intrinsic value under Accounting Principles Board Opinion No. 25 with disclosure of the effects of fair value accounting on net income on a pro forma basis (See
Note 11 "Employee Benefit Plans").

  (J)  INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (K)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       VIALOG adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during 1996. Adoption of this Statement did not have a material impact on VIALOG's financial position, results of operations, or liquidity.

  (L)  LOSS PER SHARE

       In 1997, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. For the years ended December 31, 1996 and 1997, the loss per share was calculated based on weighted average common shares outstanding. Common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

(2) ACQUISITIONS

       On November 12, 1997, VIALOG acquired all of the issued and outstanding stock of Telephone Business Meetings, Inc. ("Access"), Conference Source International, Inc. ("CSI"), Kendall Square Teleconferencing, Inc. ("TCC"), American Conferencing Company, Inc. ("Americo") and Communication Development Corporation ("CDC"), and substantially all of the net assets of Call Points, Inc. ("Call Points") (together, the "Acquired Companies"). These acquisitions occurred contemporaneously with the closing of the Private Placement of a total of $75,000 in Senior Notes due 2001 (See Note 6 "Long-Term Debt"). The acquisitions were accounted for using the purchase method. The total purchase price of the Acquired Companies consisted of $52,980 in cash paid to the stockholders of the Acquired Companies (the "Sellers"), $448 of acquisition costs, the issuance of 559,330 shares of common stock to the Sellers and approximately $782 in cash related to tax reimbursements. The purchase price exceeded the fair value of the net assets acquired by $52,694. The excess was allocated to goodwill and other intangibles which are being amortized over periods from 6 to 20 years. In addition, at the time of the acquisitions, VIALOG repaid $2,239 of long-term debt of the Acquired Companies.

       In connection with the acquisitions, VIALOG recorded a non-recurring charge of $8,000 related to the fair value of purchased in-process research and development. The in-process research and development had not yet reached technological feasibility and had no alternative future use. The impact of this non-recurring charge was a reduction of goodwill and related amortization expense.

       The operating results of the Acquired Companies have been included in the Consolidated Statement of Operations from the date of acquisition. The unaudited pro forma combined historical results for the years ended December 31, 1996 and 1997 below assume the acquisitions occurred at the beginning of fiscal 1996:

PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)                         1996                   1997
---------------------------------------------                         ----                   ----
Net revenues                                                         $28,298                $35,917
Cost of revenues                                                      14,811                 18,844
                                                                    --------               --------
  Gross profit                                                        13,487                 17,073
Selling, general and administrative expenses                           9,425                 15,621
Amortization of goodwill and intangibles                               2,495                  2,495
                                                                    --------               --------
  Operating income (loss)                                              1,567                 (1,043)
Interest expense, net                                                (12,637)               (12,759)
                                                                    --------               --------
  Loss before income taxes                                           (11,070)               (13,802)
Income tax expense (benefit)                                            (540)                   522
                                                                    --------               --------
  Net loss                                                          $(10,530)              $(14,324)
                                                                    ========               ========
  Net loss per share                                                $  (3.98)              $  (4.26)
                                                                    ========               ========
  Pro forma weighted average shares outstanding                    2,647,476              3,362,284
                                                                   =========              =========

  The pro forma results include amortization of the goodwill and intangible assets described above and interest expense on debt assumed issued to finance the acquisitions. The pro forma results do not include the write-off of in-process research and development expenses at the date of acquisition. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

(3) CASH AND CASH EQUIVALENTS

    VIALOG classifies all investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. VIALOG's policy is to invest cash primarily in income producing short-term instruments and to keep uninvested cash balances at minimum levels.

(4) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Prior to the acquisitions discussed in Note 2 "Acquisitions", VIALOG had no accounts receivable. At acquisition, the accounts receivable of the Acquired Companies were recorded at fair market value. The allowance for doubtful accounts at December 31, 1997 represents the provision charged to operations for the period November 12, 1997 through December 31, 1997.

                                       BALANCE AT BEGINNING   PROVISION CHARGED TO    NET DEDUCTIONS       BALANCE AT
                                            OF PERIOD             OPERATIONS          FROM ALLOWANCE     END OF PERIOD
                                            ---------             ----------          --------------     -------------
Year Ended December 31, 1997                $     -               $     32             $     -            $    32
Year Ended December 31, 1996                $     -               $      -             $     -            $     -

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997 consists of the following:

                                                            1996         1997
                                                            ----         ----
Office furniture and equipment                              $   7       $  869
Conferencing equipment                                          -        5,163
Computer equipment                                              -          697
Equipment under capital lease                                   -          898
Leasehold improvements                                          -          190
                                                            -----       ------
                                                                7        7,817
Less:  accumulated depreciation and amortization                -         (273)
                                                            -----       ------
                                                                7       $7,544
                                                            =====       ======


(6)  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 consists of the following:

                                                            1996         1997
                                                            ----         ----
12  3/4% Senior Notes Payable, due 2001, net of
   unamortized discount of $0 and $4,203, respectively      $   -       $70,797
Capitalized lease obligations                                   -         1,044
Other long-term debt                                            -            95
                                                            -----       -------
     Total long-term debt                                       -        71,936
     Less current portion                                       -           397
                                                            -----       -------
     Total long-term debt, less current portion             $   -       $71,539
                                                            =====       =======


NOTES PAYABLE

     On February 24, 1997, VIALOG issued $500 of 8% promissory notes due on the earlier of (a) ten days following the closing of an initial public offering or
(b) one year from their issue date. Warrants to purchase 111,118 common shares at an exercise price of $4.50 were issued in conjunction with the promissory notes. The warrants may be exercised between November 1997 and February 1999. In November 1997, the promissory notes were repaid, including accrued interest, from the proceeds of the Private Placement, which was completed on November 12, 1997.

CONVERTIBLE BRIDGE FACILITY

     In October 1997, VIALOG completed a private placement to certain of its existing investors of $255.5 of 10% subordinated convertible promissory notes due on the earlier of (a) five days after the closing of a sale of VIALOG's equity securities or debt securities for an aggregate price of $50,000 or more, or (b) January 1, 1998. The notes were convertible at the option of the holders at any time prior to and including the due date into such number of shares of VIALOG's common stock as determined by dividing the aggregate unpaid principal amount of the notes by the conversion price of $2.00 per share, subject to adjustment pursuant to the terms of the notes. In November 1997, the notes were converted into 127,750 shares of VIALOG's common stock.

SENIOR NOTES PAYABLE

     On November 12, 1997, VIALOG completed a Private Placement of $75,000 of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Acquired Companies and mature on November 15, 2001 and are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to VIALOG at any time on or prior to November 15, 1999, as specified in the indenture. Warrants to purchase 1,059,303 common shares at an exercise price of $.01 per share were issued in conjunction with the Senior Notes. Of the total issued, 756,645 warrants were attached to the Senior Notes and 302,658 were issued to the original purchaser of the Senior Notes. The value of the warrants attached to the Senior Notes was $4,351 and was recorded as debt discount and additional paid-in capital. The value of the warrants issued to the initial purchaser of the Senior Notes was $1,740 and was recorded as deferred debt issuance costs. The warrants may be exercised between November 1997 and November 2001. The proceeds from the Senior Notes were used to complete business acquisitions (see Note 2 "Acquisitions"), repay outstanding indebtedness and fund working capital requirements. On February 12, 1998, VIALOG offered to exchange Senior Notes Series B for Senior Notes Series A (See Note 15 "Subsequent Event").

INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net for the years ended December 31, 1996 and 1997 consists of the following:

                                               1996                 1997
                                               ----                 ----
Interest income                                 $   1              $    56
Interest expense                                    -               (1,922)
                                                -----              -------
     Interest income (expense), net                 1               (1,866)
                                                =====              =======


(7)  ACCRUED EXPENSES

     Accrued expenses at December 31, 1996 and 1997 consist primarily of accrued interest of $0 and $1,310, respectively; accrued payroll and related costs of $257 and $1,119, respectively; accrued acquisition and financing related expenses of $406 and $1,550, respectively; and other accrued expenses of $0 and $1,746 respectively.

(8)  COMMITMENTS AND CONTINGENCIES

     VIALOG conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through May 2008. Certain long-term capital leases have been included in Property and Equipment and Long-Term Debt in the accompanying consolidated balance sheets.

     Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

YEAR ENDING DECEMBER 31,                                        CAPITAL LEASES        OPERATING LEASES
------------------------                                        --------------        ----------------
     1998                                                             $  485               $1,035
     1999                                                                434                  980
     2000                                                                232                  938
     2001                                                                 90                  809
     2002                                                                  1                  750
     Thereafter                                                            -                2,241
                                                                      ------               ------
     Total minimum lease payments                                      1,242               $6,753
                                                                                           ======
     Less: Amount representing interest on capital leases                198
                                                                      ------
     Present value of minimum lease payments at                       $1,044
          December 31, 1997                                           ======

     Total operating lease rental expense for VIALOG for the years ended December 31, 1996 and 1997 were $0 and $198, respectively.


(9)  PROVISION FOR INCOME TAXES

     Income tax (expense) benefit for the years ended December 31, 1996 and 1997 consists of the following:

                                                         CURRENT           DEFERRED             TOTAL
                                                         -------           --------             -----
December 31, 1996:
     Federal                                             $     -           $ 398                $ 398
     State                                                     -             124                  124
                                                         -------           -----                -----
                                                         $     -           $ 522                $ 522
                                                         =======           =====                =====
December 31, 1997:
     Federal                                             $     -           $ 398)               $(398)
     State                                                     -            (124)                (124)
                                                         -------           -----                -----
                                                         $     -           $(522)               $(522)
                                                         =======           =====                =====

     Income tax benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                        1996                 1997
                                                                        ----                 ----
Computed "expected" tax benefit                                        $ 445               $ 5,202
State and local income taxes, net of federal tax benefit                  82                   918
Non deductible amounts and other differences                              (5)                 (167)
Change in valuation allowance for deferred taxes
     allocated to income tax expense                                       -                (6,469)
Other                                                                      -                    (6)
                                                                       -----               -------
     Tax benefit (expense)                                             $ 522               $  (522)
                                                                       =====               =======

     The tax effects of temporary differences that give rise to significant portion of deferred tax assets and liabilities are presented below:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       -------------------------
                                                                        1996                1997
                                                                        ----                ----
Deferred tax asset:
      Organizational expenditures and start-up costs                   $ 522              $ 2,029
      Accrual to cash accounting adjustment                                -                 (162)
      Purchased intangibles                                                -                3,040
      Net operating loss carry forwards                                    -                1,563
      Capital loss and charitable contribution carry forwards              -                    2
      Property and equipment                                               -                  (92)
      Bad debts                                                            -                   24
      Original issue discount amortization                                 -                   13
      Other                                                                -                   52
      Valuation allowance                                                  -               (6,469)
                                                                       -----              -------
         Net deferred tax assets                                       $ 522              $     -
                                                                       =====              =======

     VIALOG had net operating loss carryforwards of $0 and $ 3,906 at December 31, 1996 and 1997, respectively, which expire in 2012.

     In assessing the realizability of deferred tax assets, VIALOG considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been established for the deferred tax assets.

(10) STOCKHOLDERS' EQUITY

     (a)  Sale of Common Stock

     During 1996, VIALOG sold common stock through several private placements. The proceeds of the sales were used primarily for expenses relating to the business acquisition agreements and a proposed financing. A total of 758,000 shares of common stock were sold for aggregate net proceeds of $865.

     (b)  Common Stock Grants

     Between February and November 1996, VIALOG issued a total of 419,500 shares of common stock to consultants and employees as an inducement to them to provide services to VIALOG. Compensation expense of $123, which represents the estimated fair market value of the stock granted, was recorded in connection with these transactions.

     (c)  Common Stock Split

     On October 16, 1997, the Board of Directors approved a 2-for-1 stock split of VIALOG's common stock. All prior periods have been restated to reflect this stock split effected as a recapitalization.

     (d)  Preferred Stock

     On February 14, 1997, the stockholders voted to authorize 10,000,000 shares of preferred stock. No shares of preferred stock are issued and outstanding.

     (e)  Warrants

     During 1997, VIALOG issued warrants to purchase common stock in connection with certain financing transactions (see Note 6 "Long-Term Debt").

(11) EMPLOYEE BENEFIT PLANS

     (a)  The 1996 Stock Plan

     On February 14, 1996, the Board of Directors and VIALOG's stockholders approved VIALOG's 1996 Stock Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in VIALOG. Individual awards under the plan may take the form of one or more of:
(i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NQSOs"); (iii) stock appreciation rights ("SARs"); and (iv) restricted stock.

     The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 3,000,000 and 3,250,000 shares as of December 31, 1996 and 1997, respectively. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     The Plan will remain in effect until February 14, 2006 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of VIALOG, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

     The following is a summary of stock option activity:


                                                                                     WEIGHTED AVERAGE
                                                                    SHARES            EXERCISE PRICE
                                                                    ------            --------------
Options outstanding at December 31, 1995                                 -               $      -
     Granted                                                     1,746,132                   0.29
     Exercised                                                     (75,000)                  0.03
     Canceled                                                     (576,000)                  0.03
                                                                 ----------              --------
Options outstanding at December 31, 1996                         1,095,132                   0.45
     Granted                                                       763,849                   4.14
     Exercised                                                    (104,000)                  0.03
     Canceled                                                     (400,110)                  1.03
                                                                 ---------               --------
Options outstanding at December 31, 1997                         1,354,871               $   2.39
                                                                 =========               ========

     The options generally vest in equal quarterly installments over 3 years and have a 10 year term. At December 31, 1996 and 1997, 75,000 and 467,771 options, respectively, were exercisable at weighted average exercise prices of $.2775 and $1.03 per share, respectively. At December 31, 1997, there were 1,716,129 additional shares available for grant under the Plan.

     The following is a summary of options outstanding and exercisable at December 31, 1997:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 --------------------------------------------------  -----------------------------
                                                  WEIGHTED AVERAGE
  RANGE OF          NUMBER     WEIGHTED AVERAGE      REMAINING         NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------  ------------- ---------------   ------------------  -----------  ----------------
$0.25 - $0.278         547,552            0.19         6.7 years         360,306              0.21
   $2.00               387,470            2.00         9.4                43,720              2.00
$4.50 - $5.75          419,849            5.63         9.0                63,745              4.97
                 -------------                                       -----------
                     1,354,871            2.39                           467,771              1.03
                 =============                                       ===========

     In 1996 VIALOG granted a total of 111,112 options to consultants. Compensation expense of $50 has been recorded in connection with these transactions in 1996. During 1997, modifications were made to the vesting and expiration periods of certain outstanding options. Compensation expense of $958 has been recorded in 1997 in connection with these modifications.

     VIALOG applies APB Opinion No. 25 accounting for stock issued to employees in accounting for its Plan and, accordingly, compensation cost is only recognized in the financial statements for stock options granted to employees when the fair value on the grant date exceeds the exercise price. Had VIALOG determined compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, its net loss would have been increased to the pro forma amounts indicated below:

                                   YEAR ENDED DECEMBER 31,
                                  ------------------------
                                    1996           1997
                                  --------      ----------
          Net loss
            As reported            $  (785)     $ (15,821)
            Pro forma              $  (800)     $ (15,901)
          Loss per share
            As reported            $ (0.38)     $ (5.48)
            Pro forma              $ (0.38)     $ (5.50)

     The per share weighted-average fair value of stock options granted during 1996 and 1997, respectively, were $.135 and $1.00 for ISOs and $.37 and $1.30 for NQSOs on the date of grant using the minimum value option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: no expected dividend yields for both periods, risk-free interest rates of 6.1% and 5.88%, and expected lives of 5 years for both periods.

     (b)  Retirement Plan

     Access, one of the Acquired Companies, maintains a defined contribution retirement plan (the "Plan") under Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employee contributions are voluntary and vest with the employee immediately. The Plan provides for matching contributions by Access of 50% of employee contributions, up to certain limits as defined in the Plan. Access' matching contributions vest over the employee's period of service. Access' matching contributions to the Plan for the period ended December 31, 1997 was $1.

     Effective December 31, 1997, all employees became fully vested in Access' matching contributions. Effective January 1, 1998, Access' matching contributions were discontinued.

     (c)  Employment Agreements

     Certain of the executive officers of VIALOG have entered into employment agreements with VIALOG which provide for severance payments in the event their employment is terminated prior to the expiration of their employment terms. The severance terms range from six months to three years, depending on the timing and circumstances of the termination.

(12) SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1997, VIALOG had one customer which represented 8.4% of total net revenues.

(13) RELATED PARTY TRANSACTIONS

     The following summarizes the significant related party transactions:

     (a) During 1997 VIALOG paid $1,810 for legal fees to a firm having a member who is also a director of VIALOG.

     (b) VIALOG has implemented a policy whereby neither VIALOG nor any subsidiary (which includes the Acquired Companies) will enter into contracts or business arrangements with persons or entities owned in whole or in part by officers or directors of VIALOG or any subsidiary except on an arms-length basis and with the approval of VIALOG's Board of Directors. VIALOG's bylaws require that any approval must be by a majority of the independent directors then in office who have no interest in such contract or transaction.

(14) LITIGATION

     In connection with the acquisition of Call Points, one of the Acquired Companies, VIALOG agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court against Call Points, Ropir and certain other parties named therein. Complainants in these cases could seek to name VIALOG as a defendant in such pending litigation and could seek to hold VIALOG liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although VIALOG believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points has agreed to indemnify VIALOG from any liability relating to such claims and $250 of the purchase price for the acquisition of Call Points has been placed in escrow with a third party to secure such indemnification obligations. In light of such indemnification, VIALOG does not believe that such claims, if successful, would have a material adverse effect on VIALOG.

     A former employee of CSI, one of the Acquired Companies, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. VIALOG and CSI believe that such claim is without merit.

(15) SUBSEQUENT EVENT

     On February 12, 1998, VIALOG offered to exchange (the "Exchange Offer") $75,000 of 12 3/4% Senior Notes Series B (the "Exchange Notes") for the existing $75,000 of 12 3/4% Senior Notes Series A (the "Old Notes"). In connection with the Exchange Offer, VIALOG filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the registration of the Exchange Notes under the Securities Act of 1933. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Old Notes except for certain transfer restrictions and registration rights relating to the Old Notes. VIALOG did not receive any proceeds from the Exchange Offer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with regard to the directors and executive officers of the Company.

NAME                                           AGE                                POSITION
----                                           ---     ------------------------------------------------------------
Glenn D. Bolduc(1)...........................   45     Chief Executive Officer, President, Treasurer and Director
John J. Dion.................................   39     Vice President--Finance
Robert F. Moore..............................   43     Vice President--Marketing and Business Development
Gary G. Vilardi..............................   43     Vice President--Sales
John R. Williams.............................   37     Vice President--Operations
Michael Shepherd.............................   34     Vice President - Wholesale Sales
C. Raymond Marvin............................   59     Vice President
Joanna M. Jacobson(1)(2).....................   38     Director
David L. Lougee(1)(2)........................   58     Director
David L. Lipsky..............................   52     Director and President--Americo
Patti R. Bisbano.............................   53     Director and President--CDC
William P. Pucci.............................   52     President--Access
Judy B. Crawford.............................   45     President--CSI
Courtney P. Snyder...........................   48     President--TCC
Olen E. Crawford.............................   45     President--Call Points, Inc.

____________________

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     GLENN D. BOLDUC has served as Chief Executive Officer, President and a Director of the Company since October 1, 1996 and as Treasurer since July 9, 1997. From July 1989 to September 1996, Mr. Bolduc served as Chief Financial Officer of MutliLink, Inc., an independent supplier of audio conferencing bridges.

     JOHN J. DION has served as Vice President--Finance for the Company since November 1996, and served as a Director from July 9, 1997 to November 12, 1997. From August 1985 to August 1995, Mr. Dion served in various financial positions for DSC Communications Corporation, a manufacturer of telecommunications hardware and software. Mr. Dion's final position with DSC was Director of Accounting.

     ROBERT F. MOORE joined the Company on November 1, 1997 as Vice President-- Marketing and Business Development. Mr. Moore served as Vice President--Sales and Marketing for Citizens Communication Corporation, a division of Citizens Utilities, Inc. from March 1997 to October 31, 1997. From January 1994 to February 1997, Mr. Moore was with Hill Holliday Connors Cosmopulos, Inc. Advertising. For the 17 years prior to that, Mr. Moore served in various sales and marketing positions with Southern New England Telephone, the last four years of which he served as President of SNET Mobility, Inc., the cellular communications subsidiary of SNET.

     GARY G. VILARDI has served as Vice President--Sales of the Company since April 1, 1997. He has spent 17 years in sales and sales management and has focused on audio, video, and document conferencing sales during the last eight years. From October 1995 to December 1996 Mr. Vilardi was Vice President--Sales with Video-On, Inc., a GE Capital Company specializing in video conferencing. From June 1995 to October 1995 he served as Eastern Regional Vice President for Network MCI teleconferencing, and from March 1990 to June 1995 he was Vice President of U.S. Sales for Darome Teleconferencing.

     JOHN R. WILLIAMS joined the Company on November 1, 1997 as Vice President-- Operations. Mr. Williams had served as General Manager of the Sprint Conference Line, Sprint's audio conferencing service bureau business, since July 1995. Prior to this assignment, Mr. Williams held positions in product development, marketing, and strategic planning in the Sprint Long Distance Division. From June 1984 to November 1989 he was a National Account Manager at IBM.

     MICHAEL D. SHEPHERD joined the Company on February 2, 1998 as Vice President- Wholesale Sales. Mr. Shepherd served as Vice President of Carrier Sales at Citizens Communications Corporation, a division of Citizens Utilities Companies, Inc. from November 1997 to February 1998. From April 1997 to November of 1997, Mr. Shepherd served as Director - Major Accounts (Western Region) with Citizens Communications Corporation where he was responsible for managing the business relationships with AT&T Communications, Inc, U.S. West Communications, Inc., Pacific Telesis, and several National Wireless Companies. From April 1986 to February 1995, Mr. Shepherd held various sales positions with WorldCom, Inc., and MCI Communications, Inc.

     RAYMOND MARVIN has served as a Vice President of the Company since December 31, 1997. He founded Access in 1987 and served as President and Chief Executive Officer of Access from its inception to December 31, 1997 and as a director of Access from its inception to November 12, 1997.

     JOANNA M. JACOBSON served as a consultant to VIALOG Corporation prior to, and became a Director of the Company on November 12, 1997. Since April 1996, Ms. Jacobson has been President of Keds, a distributor of athletic footwear and a division of Stride-Rite Corporation. From February 1995 to March 1996, she was a partner in Core Strategy Group, a strategic marketing consulting firm. From December 1991 to September 1994, Ms. Jacobson was a Senior Vice President of Marketing and Product Development for Converse, Inc., a distributor of athletic footwear.

     DAVID L. LOUGEE became a Director of the Company on November 12, 1997. Mr. Lougee has been a partner of the law firm of Mirick, O'Connell, DeMallie & Lougee, LLP since 1972. Mr. Lougee is also a director of Meridian Medical Technology, Inc., a public company in the medical devices and drug delivery business. Mirick, O'Connell, DeMallie & Lougee, LLP serves as outside general counsel to VIALOG Corporation.

     DAVID L. LIPSKY founded Americo in August 1987 and has served as President, Chief Executive Officer and as a director of Americo since its inception. From 1983 until 1996, Mr. Lipsky also served as President and Chief Executive Officer of Resource Objectives, Inc., a seller of communications equipment that merged into Americo in 1996. Mr. Lipsky became a Director of the Company on November 12, 1997.

     PATTI R. BISBANO co-founded CDC in April 1990 and has served as President, Treasurer and as a director of CDC since its inception. Ms. Bisbano became a Director of the Company on November 12, 1997.

     WILLIAM P. PUCCI has served as President of Access since December 31, 1997 and served as Vice President--Operations for the Company from May 1996 to December 1997. Prior to joining the Company, Mr. Pucci spent 28 years in the telecommunications industry with New England Telephone, AT&T, and NYNEX.

     JUDY B. CRAWFORD co-founded CSI in February 1992 and has served as President, Chief Executive Officer and as a director of CSI since its inception.

     COURTNEY P. SNYDER founded TCC in 1987 and has served as President, Chief Executive Officer and as a director of TCC since its inception.

     OLEN E. CRAWFORD co-founded CSI in February 1992 and served as Executive Vice President until his appointment as President of Call Points in November 1997. From March 1988 until January 1992, Mr. Crawford was a principal in Crawford and Associates, a telecommunications consulting firm. During 1990 and 1991, Mr. Crawford served as Executive Vice President and General Manager of Call Points. Between 1972 and 1988, Mr. Crawford held positions at South Central Bell Telephone Company and other telecommunications related entities.

     The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected and qualified. Mr. Lipsky serves in the class whose terms expire in 1998, Ms. Jacobson and Ms. Bisbano serve in the class whose terms expire in 1999, and Mr. Bolduc and Mr. Lougee serve in the class whose term expire in 2000. Executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified.

     On January 6, 1998, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee will review the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financial controls, and will make recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors. The Compensation Committee will administer the Company's compensation programs, including the 1996 Stock Plan, and will perform such other duties as may from time to time be determined by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. Each Director who is not an employee of the Company or one of its subsidiaries has received upon his or her election as a Director an option to purchase 12,000 shares of common stock at its then fair market value, and will receive a fee of $500 for attendance at each Board of Directors meeting and $250 for each committee meeting (unless held on the same day as a Board of Directors meeting). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof or otherwise incurred in their capacity as Directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     On January 6, 1998, the Company's Board of Directors established a Compensation Committee, consisting of Mr. Bolduc, Ms. Jacobson and Mr. Lougee. Prior to the establishment of the Compensation Committee, decisions as to executive compensation were made by the Board of Directors. From January 1, 1997 until February 21, 1997, the Board of Directors consisted of John J. Hassett, Mr. Bolduc and Thomas M. Carroll. Mr. Carroll is the brother-in-law of Mr. Hassett. On February 21, 1997, Mr. Carroll resigned as Director and was replaced by Bruce T. Guzowski. On July 9, 1997, Mr. Guzowski resigned and was replaced by John J. Dion. On November 12, 1997, John Dion and John Hassett resigned as Directors, and David L. Lougee, Patti R. Bisbano, Joanna Jacobson and David L. Lipsky were appointed Directors.


EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the individual who served as the Company's President during the year ended December 31, 1997 and the Company's four most highly-compensated executive officers other than the President who were serving as executive officers on December 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                FISCAL YEAR 1997


                                                                                           LONG-TERM
                                                    ANNUAL COMPENSATION                  COMPENSATION
                                           -------------------------------------         ------------
                                                                                      AWARDS        PAYOUTS
                                                                                     -------        -------
                                                                                                  SECURITIES
                                                                                  RESTRICTED      UNDERLYING       ALL
                                                                 OTHER ANNUAL       STOCK          OPTIONS/       OTHER
                                           SALARY     BONUS      COMPENSATION      AWARD(S)          SARS      COMPENSATION
      NAME AND PRINCIPAL POSITION            ($)       ($)           ($)            ($)(3)           (#)            ($)
    -------------------------------          ---       ---           ---            ------           ---            ----
Glenn D. Bolduc.........................    33,000   270,000(1)            (2)             0          75,000              0
 President and CEO
C. Raymond Marvin.......................   242,000   121,000               (2)             0               0              0
 Vice President
David L. Lipsky.........................   238,000    94,000               (2)             0          75,000         $5,218(5)
 Director, President--Americo
Courtney P. Snyder......................   145,000         0               (2)             0          75,000         $9,460(6)
 President--TCC
Judy B. Crawford........................   118,000         0         20,000(4)             0               0         $  505(7)
 President--CSI


(1) Pursuant to an employment agreement executed by the Company and Mr. Bolduc in 1996, Mr. Bolduc began to earn an annual salary of $250,000 and a monthly automobile allowance of $1,000 effective November 12, 1997, the date of closing of a private placement (the "Private Placement") of $75 million in aggregate principal amount of 12 3/4% Senior Notes. In January 1998, the Company paid Mr. Bolduc a one-time bonus equal to 1/365th of his annualized salary and automobile allowance multiplied by the number of days from the date of his employment by VIALOG Corporation to the closing of the Private Placement.

(2) The aggregate amount of the Named Executive Officer's Compensation reportable under this category falls below the reporting threshold under
    Item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(3) None of the Named Executive Officers received compensation for their services in the form of restricted stock awards during the fiscal year ended December 31, 1997. However, as of December 31, 1997, each of the Named Executive Officers held restricted shares of the Company's common stock as follows:

                                                                                               VALUE($)
NAMED EXECUTIVE OFFICERS                                        RESTRICTED SHARES(#)        ($5.75/SHARE)
------------------------                                        --------------------        -------------
Glenn D. Bolduc...............................................         32,500                   186,875
C. Raymond Marvin.............................................              0                         0
David L. Lipsky...............................................        267,826                 1,539,999
Courtney P. Snyder............................................         48,780                   280,485
Judy B. Crawford..............................................              0                         0

     The Company has no current plans to pay dividends on the above-referenced restricted shares.

(4) Consists of an aggregate auto allowance of approximately $17,000 and aggregate country club dues of approximately $3,000.

(5) In 1997, Americo paid an aggregate of $2,545 in premiums on a split-dollar term life insurance policy on the life of Mr. Lipsky. The proceeds of the policy are to be divided equally between Americo and Mr. Lipsky's spouse. Additionally, in 1997, Americo paid $2,673 in premiums on a term life insurance policy on the life of Mr. Lipsky's spouse. The proceeds of that policy are payable to Mr. Lipsky.

(6) In 1997, TCC paid an aggregate of $9,460 in premiums on a whole life insurance policy on the life of Mr. Snyder. The proceeds of the policy are payable to a beneficiary designated by Mr. Snyder. The policy's cash surrender value, $27,114 as of March 1998, is payable to Mr. Snyder.

(7) In 1997, CSI paid an aggregate of $505 in premiums on a term life insurance policy on the life of Ms. Crawford. The proceeds of the policy are payable to a beneficiary designated by Ms. Crawford.


EMPLOYMENT AND NONCOMPETITION AGREEMENTS

     The following table sets forth a summary of the terms of the employment agreements that were entered into with the Named Executive Officers.

NAME                                                     POSITION                   SALARY          TERM
----                                          -------------------------           -----------    ----------
Glenn D. Bolduc(1).........................   President and CEO--VIALOG             $250,000     indefinite
C. Raymond Marvin(2).......................   Vice President--VIALOG                $242,000       2 years
David L. Lipsky(3).........................   President--Americo                    $225,000       3 years
Courtney P. Snyder(4)......................   President--TCC                        $160,000       3 years
Judy B. Crawford(5)........................   President--CSI                        $255,000       1 year

(1) Pursuant to an employment agreement executed by the Company and Mr. Bolduc in 1996, Mr. Bolduc began to earn an annual salary of $250,000 and a monthly automobile allowance of $1,000 upon the closing of the Private Placement. In January, 1998, the Company paid Mr. Bolduc a one-time bonus equal to 1/365th of his annualized salary and automobile allowance multiplied by the number of days from the date of his employment by VIALOG Corporation to the closing of the Private Placement. Mr. Bolduc's employment agreement also provides for a severance payment of 18 months' then current salary and the continuation of all fringe benefits for 18 months at the Company's expense after the termination of his employment.
(2) Mr. Marvin's employment agreement provides that if Mr. Marvin's employment terminates during the term of his employment other than for cause, death or disability, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or
    (ii) the remainder of the term of his employment contract.
(3) Mr. Lipsky's employment agreement provides that if Mr. Lipsky's employment is terminated by Americo other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of his employment agreement. Mr. Lipsky is entitled to a monthly automobile allowance of $750.
(4) Mr. Snyder's employment agreement provides that if Mr. Snyder's employment is terminated by TCC other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of the employment agreement. TCC also maintains a life insurance policy on the life of Mr. Snyder in the face amount of $750,000, the proceeds of which are payable to a beneficiary to be designated by him. He is also entitled to a monthly automobile allowance of $400.

(5) Ms. Crawford's employment agreement provides that if Ms. Crawford's employment is terminated by CSI other than for cause, disability or death, she will be entitled to receive her base compensation and group insurance benefits during a period equal to the remainder of the term of her employment agreement. CSI also maintains a life insurance policy on the life of Ms. Crawford in the face amount of $1.0 million, the proceeds of which are payable to a beneficiary to be designated by her. She is also entitled to a monthly automobile allowance of $1,440.

1996 STOCK PLAN

    On February 14, 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Stock Plan (the ''Plan''). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of (i) incentive stock options (''ISOs''), (ii) non-qualified stock options (''NQSOs''), (iii) stock appreciation rights (''SARs'') and (iv) restricted stock.

    The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be issued or issuable under the Plan, determined immediately after the grant of any award, may not exceed 3,250,000 shares. Shares of common stock subject to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

The Plan will remain in effect until February 14, 2006 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

    The following table sets forth all options granted to the Named Executive Officers in 1997:

                             OPTION GRANTS IN 1997

                                                 INDIVIDUAL GRANTS
                              -----------------------------------------------------
                                            PERCENT OF
                                              TOTAL                                   POTENTIAL REALIZABLE
                               NUMBER OF     OPTIONS                                    VALUE AT ASSUMED
                              SECURITIES    GRANTED TO                                   ANNUAL RATES OF
                              UNDERLYING   EMPLOYEES IN      EXERCISE                      STOCK PRICE
NAME                           OPTIONS       FISCAL           PRICE      EXPIRATION      APPRECIATION FOR
----                          GRANTED (#)     YEAR(%)      ($/SHARE)(1)     DATE         OPTION TERM (3)
                              -----------     -------      ------------     ----        -------------------
                                                                                           5%($)      10%($)
                                                                                        -------     -------
Glenn D. Bolduc.............      75,000       14.7(4)        2.00         (2)          94,334     239,061
C. Raymond Marvin...........           0          0              0         (2)              --          --
David L. Lipsky.............      75,000       14.7(5)        5.75         (2)         271,211     687,301
Courtney P. Snyder..........      75,000       14.7(5)        5.75         (2)         271,211     687,301
Judy B. Crawford............           0          0              0         (2)              --          --

(1) All options were granted at fair market value as determined by the Board of Directors of the Company on the date of grant. The Board of Directors determined the market value of the common stock based on various factors, including the illiquid nature of an investment in the Company's common stock, the absence of any operating history and the Company's future prospects.
(2) All options granted to the Named Executive Officers terminate on the earlier of (i) the date of termination of employment if the Named Executive Officer ceases to be employed by the Company or (ii) 10 years from date of grant.
(3) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on timing of such exercise and future performance of the Company's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in the price of the common stock from the date of grant to current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.
(4) This option vests over a three year period vesting as to 25,000 shares on the first anniversary of the grant date and as to 6,250 shares on the last day of each quarter thereafter until the option has vested in full.
(5) This option vests over a three year period vesting as to 5,700 shares on December 31, 1997 and as to 6,300 shares on the last day of each quarter thereafter until the option has vested in full.

The following table sets forth the value of all unexercised options held by the Named Executive Officers at the end of 1997:


                       1997 FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SHARES
                                                       OF COMMON STOCK                     VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                                      OPTIONS AT IISCAL                     OPTIONS AT FISCAL
                                                         YEAR END (#)                        YEAR END ($)(1)
                                               ----------------------------------       ----------------------------
                  NAME                         EXERCISABLE          UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
                  ----                         -----------          -------------       -----------    -------------
Glenn D. Bolduc ........................           66,690              168,310            $381,601        $815,170
C. Raymond Marvin.......................                0                    0                   0               0
David L. Lipsky.........................            5,700               69,300                   0               0
Courtney P. Snyder......................            5,700               69,300                   0               0
Judy B. Crawford........................                0                    0                   0               0

_________________________

(1) There was no public trading market for the common stock on December 31, 1997. Accordingly, solely for the purposes of this table, the values in this column have been calculated on the basis of a determination of the fair market value of the common stock on December 31, 1997 ($5.75 per share), less the aggregate exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 15, 1998 by (i) each person known to the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each of the Company's Directors, (iii) each Named Executive Officer, and (iv) all executive officers and Directors as a group. All persons listed have an address in care of the Company's principal executive office and have sole voting and investment power with respect to their shares unless otherwise indicated. As of March 15, 1998, the Company had outstanding 3,531,410 shares of common stock.

                                                                                  NUMBER OF SHARES            PERCENT
                            NAME                                                BENEFICIALLY OWNED(1)         OF CLASS
                            ----                                                ---------------------         --------
John J. Hassett..............................................                        937,762(2)                 26.6
J. Michael Powell............................................                        327,800(3)                  9.3
Reynolds E. Moulton..........................................                        187,500                     5.3
Glenn D. Bolduc..............................................                        142,520(4)                  4.0
David L. Lougee..............................................                         74,674(5)                  2.1
Joanna M. Jacobson...........................................                          6,000(6)                  *
David L. Lipsky..............................................                        279,826(7)                  7.9
Patti R. Bisbano.............................................                         62,594                     1.8
Courtney P. Snyder...........................................                         60,780(8)                  1.6
C. Raymond Marvin............................................                              0                     *
Judy B. Crawford.............................................                         12,000(9)                  *
Jefferies & Company, Inc.....................................                        358,145(10)                10.1
All executive officers and directors as a group (15 persons).                        642,928                    22.1

__________________
 *  Less than 1%.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 837,762 shares held by Mr. Hassett and 100,000 shares held by Susan
    C. Hassett, the spouse of Mr. Hassett. Does not include 60,000 shares held by J. Michael Powell as Trustee for Mr. Hassett's two minor children, as to which Mr. Hassett disclaims beneficial ownership.

(3) Includes 267,800 shares held by Mr. Powell individually and 60,000 shares held by Mr. Powell as Trustee.
(4) Includes 32,500 shares held by Mr. Bolduc, 80,020 shares with respect to which options held by Mr. Bolduc may be exercised as of June 1, 1998 and 30,000 shares held by Grace K. Bolduc, the spouse of Mr. Bolduc, as Trustee for their three minor children.
(5) Includes 70,000 shares held by Mr. Lougee and 4,674 shares with respect to which options held by Mr. Lougee may be exercised as of June 1, 1998.
(6) Includes 6,000 shares with respect to which options held by Ms. Jacobson may be exercised as of June 1, 1998.
(7) Includes 267,826 shares issued to Mr. Lipsky in connection with the Acquisitions and 12,000 shares with respect to which options granted to Mr. Lipsky may be exercised as of June 1, 1998.
(8) Includes 48,780 shares issued to Mr. Snyder in connection with the Acquisitions and 12,000 shares with respect to which options granted to Mr. Snyder may be exercised as of June 1, 1998.
(9) Includes 12,000 shares with respect to which options granted to Ms. Crawford on January 1, 1998 may be exercised as of June 1, 1998.
(10) Includes 358,145 shares with respect to which warrants issued to Jefferies & Company, Inc. in connection with the Private Placement may be exercised.

ITEM 13. Certain Relationships and Related Transactions.

ORGANIZATION OF THE COMPANY

     On November 12, 1997, VIALOG Corporation acquired (i) by merger, all of the issued and outstanding stock of five Acquired Companies, and (ii) by purchase, the assets of one Acquired Company. The aggregate consideration paid by VIALOG Corporation for the Acquisitions was 559,330 shares of common stock valued at $5.75 per share, approximately $53.0 million in cash and approximately $925,000 in cash related to tax reimbursements. The consideration paid was determined through arm's length negotiations among VIALOG Corporation, the Acquired Companies and the stockholders of the Acquired Companies, and was based upon a multiple of each Acquired Company's historical net revenue adjusted to compare each Acquired Company on a consistent basis. The purchase price of each Acquired Company was generally based upon such company's customer base, current operating results, geographic market, type and condition of its equipment and facilities, and potential cost savings resulting from the Acquisitions. The following table sets forth the approximate consideration paid for each of the Acquired Companies.

NAME                                                        CASH CONSIDERATION     SHARES
----                                                        ------------------     ------
Access................................................        $19,000,000(1)            --
CSI...................................................         18,675,000(2)            --
Call Points...........................................          8,000,000(3)        21,000
TCC...................................................          3,645,000          166,156
Americo...............................................          1,260,000          267,826
CDC...................................................          2,400,000          104,348
                                                              -----------          -------
Total Acquisition Consideration.......................        $52,980,000          559,330
                                                              ===========          =======

_________________
(1) VIALOG Corporation and Access agreed to make an election under Section 338(h)(10) of the Code to treat the purchase and sale of the capital stock of Access as a purchase and sale of assets. VIALOG Corporation agreed to reimburse the stockholders of Access an amount, estimated to be $700,000, equal to the difference between the taxes incurred by such stockholders as a result of the Section 338(h)(10) election and the taxes which would have been incurred by such stockholders had no Section 338(h)(10) election been made, together with the costs incurred in connection with making such calculations. Such reimbursements have not been included in the Total Acquisition Consideration shown above.
(2) VIALOG Corporation and CSI agreed to make an election under Section 338(h)(10) of the Code to treat the purchase and sale of the capital stock of CSI as a purchase and sale of assets. VIALOG Corporation has reimbursed the stockholders of CSI $225,000, an amount estimated to equal the difference between the taxes incurred by such stockholders as a result of the Section 338(h)(10) election and the taxes which would have been incurred by such stockholders had no Section 338(h)(10) election been made, together with the costs incurred in connection with making such calculations. Such reimbursements have not been included in the Total Acquisition Consideration shown above.
(3) Ropir Industries, Inc., the principal stockholder of Call Points, received $1.0 million of the cash consideration of $8.0 million as compensation for entering into a noncompetition agreement with VIALOG Corporation.

    From June 30, 1997 to September 30, 1997, certain of the Acquired Companies made S corporation distributions of $936,000. Additional S corporation distributions of approximately $751,000 were made prior to or upon the consummation of the Acquisitions. In addition, during the course of operations, certain of the Acquired Companies incurred indebtedness or entered into capital leases which were guaranteed by their principal stockholders. At September 30, 1997, the aggregate amount of indebtedness and capital leases of the Acquired Companies that was subject to such personal guarantees was approximately $3.5 million. The Company repaid approximately $2.2 million of such indebtedness upon the closing of the Private Placement, and the Company agreed to use its best efforts to cause all such guarantees to be released. If the Company cannot obtain such releases, it has agreed to arrange for the discharge of such indebtedness.

    The following is a discussion of the material information regarding the Acquired Companies and their principal stockholders:

    VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to merge with Access, whereby Access became a wholly owned subsidiary of VIALOG Corporation and (ii) delivered to the stockholders of Access approximately $19.0 million in cash in exchange for their shares of Access. VIALOG Corporation granted options for 142,850 shares of common stock exercisable at $5.75 per share to certain key employees of Access. In the event the Company completes an initial public offering of its shares or is acquired or otherwise merges with another entity and the consideration for such transaction is less than $13.75 per share, such option holders will receive additional options exercisable at $5.75 per share on a pro rata basis such that the total aggregate value of such options equals $1.0 million. If an employee's employment is terminated, other than by reason of death or disability, the option must be exercised within 90 days thereafter or it will expire. Such terminated employees will be entitled to cash bonuses equal to the consideration required to be paid upon exercise of an option if such option is exercised. On the date of the Acquisitions, stockholders' equity of Access was approximately $2.1 million. The Company repaid approximately $1.4 million of indebtedness of Access, of which C. Raymond Marvin was the guarantor. Such indebtedness was to mature through 2000 and bore interest at rates ranging from 9.25% to 9.5% per annum. From June 30, 1997 to September 30, 1997, Access made S corporation tax distributions of $165,000. Additional S corporation distributions of approximately $487,000 were made prior to or upon the consummation of the Acquisitions. Mr. Marvin entered into a two-year employment agreement with Access which included a covenant not to compete expiring no earlier than the latter of the third anniversary of the merger or one year after the expiration of his severance period under such agreement.

    VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to merge with CSI, whereby CSI became a wholly owned subsidiary of VIALOG Corporation and
(ii) delivered to the stockholders of CSI approximately $18.7 million in cash in exchange for their shares of CSI. On the date of the Acquisitions, stockholders' equity of CSI was approximately $260,000. Judy B. Crawford remained as President of CSI following the closing of this Offering and received approximately $9.3 million in cash. The Company repaid approximately $500,000 of indebtedness of CSI, of which Ms. Crawford was the guarantor. Such indebtedness was to mature in 2000 and bore interest at 9.5% per annum. In addition, Ms. Crawford had guaranteed all of CSI's capital leases, which had remaining lease payments of approximately $774,000. The Company agreed to arrange for the release of such guarantees or to arrange for the discharge of indebtedness underlying such guarantees. From June 30, 1997 to September 30, 1997, CSI made S corporation profit and tax distributions of $757,000. Additional S corporation distributions of approximately $123,000 were made prior to or upon the consummation of the Acquisitions. Ms. Crawford entered into a one-year employment agreement with CSI which included a covenant not to compete expiring no earlier than the third anniversary of the merger.

    VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to acquire substantially all of the assets of, and assumed specified liabilities of, Call Points, (ii) delivered to Call Points $7.0 million in cash and 21,000 shares of common stock in exchange for such assets and (iii) delivered to the principal stockholder of Call Points $1.0 million in cash in exchange for a noncompetition agreement. On the date of the Acquisitions, the net value of the assets acquired from Call Points was approximately $2.4 million. VIALOG Corporation obtained noncompetition agreements with a two-year noncompetition period from the principal stockholder and a key employee of Call Points.

    VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to merge with TCC, whereby TCC became a wholly owned subsidiary of VIALOG Corporation and
(ii) delivered to the stockholders of TCC 166,156 shares of common stock and approximately $3.6 million in cash in exchange for their shares of TCC. On the date of the Acquisitions, stockholders' equity of TCC was approximately $629,000. In 1996, TCC distributed certain technology and hardware with a net book value of approximately $12,000 to certain stockholders of TCC. Courtney P. Snyder remained as President of TCC and received 48,780 shares of common stock and approximately $841,000 in cash. VIALOG Corporation granted to Mr. Snyder options for 75,000 shares of common stock exercisable at the fair market value as of the closing of the Private Placement as determined by the VIALOG Corporation Board of Directors. Such options are exercisable for 5,700 shares on December 31, 1997 and an additional 6,300 shares on the last day of each of the 11 calendar quarters thereafter. The options will expire on the third anniversary of the Private Placement closing. John J. Hassett, a principal stockholder of VIALOG Corporation and of TCC, received 44,512 shares of common stock and approximately $768,000 in cash. See ''Principal Stockholders.'' The Company repaid approximately $66,000 of indebtedness of TCC, of which Mr. Snyder and Mr. Hassett were guarantors. Such indebtedness was to mature through 1999 and bore interest at rates ranging from 9.5% to 11% per annum. In addition, Mr. Snyder and Mr. Hassett were guarantors of all of TCC's capital leases, which had remaining lease payments of approximately $324,000. The Company agreed to arrange for the release of such guarantees or to arrange for the discharge of indebtedness underlying such guarantees. From June 30, 1997 to September 30, 1997, TCC made S corporation tax distributions of $14,000. Additional S corporation distributions of approximately $142,000 were made prior to or upon the consummation of the Acquisitions. Mr. Snyder entered into a three-year employment agreement with TCC which included a covenant not to compete expiring no earlier than the third anniversary of the merger or one year from the expiration of his severance period under such agreement, whichever is the later to occur. VIALOG Corporation has also obtained noncompetition agreements with a two-year noncompetition period from certain other principal stockholders and/or employees of TCC.

    VIALOG Corporation (i) caused Americo to merge with and into a wholly owned subsidiary of VIALOG Corporation and (ii) delivered to David L. Lipsky, the sole stockholder of Americo, 267,826 shares of common stock and approximately $1.3 million in cash in exchange for his shares of Americo. On the date of the Acquisitions, stockholders' deficit of Americo was approximately $273,000. Mr. Lipsky remained as President of Americo. VIALOG Corporation granted to Mr. Lipsky options for 75,000 shares of common stock, exercisable at the fair market value as of the closing of the Private Placement as determined by the VIALOG Corporation Board of Directors. Such options are exercisable for 5,700 shares on December 31, 1997 and an additional 6,300 shares on the last day of each of the 11 calendar quarters thereafter. The options will expire on the third anniversary of the closing of the Private Placement. The Company repaid approximately $185,000 of indebtedness of Americo, of which Mr. Lipsky was a guarantor. Such indebtedness was to mature at various times through June 2001 and bore interest at 10% per annum. Mr. Lipsky entered into a three-year employment agreement with Americo which included a covenant not to compete expiring no earlier than the latter of the third anniversary of the merger or one year from the expiration of his severance period under such agreement.

    VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to merge with CDC, whereby CDC became a wholly owned subsidiary of VIALOG Corporation and
(ii) delivered to the stockholders of CDC 104,348 shares of common stock and approximately $2.4 million in cash in exchange for their shares of CDC. On the date of the Acquisitions, stockholders' equity of CDC was approximately $418,000. Patti R. Bisbano remained as President of CDC and received 52,174 shares of common stock and approximately $1.2 million in cash. Maurya Suda, a principal stockholder of CDC, received 52,174 shares of common stock and approximately $1.2 million in cash. VIALOG Corporation granted to Ms. Bisbano and Ms. Suda options for an aggregate of 75,000 shares of common stock exercisable at the fair market value as of the closing of the Private Placement as determined by the VIALOG Corporation Board of Directors. Ms. Bisbano received options for 62,500 shares which are exercisable for 5,212 shares on December 31, 1997 and an additional 5,208 shares on the last day of each of the 11 calendar quarters thereafter. Ms. Suda received options for 12,500 shares, which are exercisable for 3,125 shares on December 31, 1997 and an additional 3,125 shares in the last day of each of the 3 calendar quarters thereafter. The options will expire on the third anniversary of the closing of the Private Placement. The Company repaid indebtedness of CDC, of which Ms. Bisbano was a guarantor, of approximately $43,000. Such indebtedness was to mature in 2000 and bore interest at 9.5% per annum. Ms. Bisbano entered into a three-year employment agreement with CDC which included a covenant not to compete expiring on the later of one year from the expiration of her employment agreement or two years from the expiration of her severance period under such agreement. Ms. Suda entered into a one-year employment agreement with CDC which included a covenant not to compete expiring on the latter of one year from the expiration of her employment agreement or two years from the expiration of her severance period under such agreement.

    The Company agreed with all of the Acquired Companies, except Call Points, that for the two-year period following the closing of the Private Placement there will be no (i) change in the location of an Acquired Company's facilities,
(ii) physical merging of any Acquired Company's operations with another operation, (iii) change in the position of certain persons receiving employment agreements authorized by the Acquisition Agreements, or (iv) reduction in work force or termination of employment except as related to employee performance or the contemplated reorganization of the combined sales/marketing staff or the accounting function, without the approval of a majority in interest of the respective Acquired Company's former stockholders. In the case of Call Points, similar restrictions apply except that there are no restrictions with respect to a change in the location of Call Points' facilities.

    Additionally, VIALOG Corporation agreed to maintain the Acquired Companies' respective employee incentive compensation, fringe benefits and severance programs, or their substantial equivalent, through December 31, 1997.

OTHER TRANSACTIONS

  In December 1997, John J. Hassett began providing consulting services to the Company for a monthly fee of $10,000. Mr. Hassett's consulting arrangement terminates upon the consummation by the Company of an initial public offering of its common stock.

  TCC provides teleconferencing services to customers of a company owned by Susan C. Hassett, spouse of John J. Hassett, for which TCC recorded revenues of $86,000, $175,000 and $230,000 in 1995, 1996 and 1997, respectively.

  On November 6, 1997, John J. Hassett entered into a stockholder agreement with the Company that provides, among other things, that while any Notes remain outstanding or any obligation of the Company or the Subsidiary Guarantors with respect thereto remains unpaid finally and in full, (i) with respect to all matters submitted to a vote of the stockholders of the Company regarding the appointment, election or removal of directors or officers of the Company, Mr. Hassett will vote any shares of voting stock of the Company over which he has direct or indirect voting power in the same proportion as the votes cast in favor of and against the particular matter voted upon, by all of the other stockholders of the Company, and (ii) Mr. Hassett will not serve as a director or officer of the Company or any subsidiary.

  Glenn D. Bolduc, President and Chief Executive Officer of the Company, owned approximately five percent of the issued and outstanding common stock of MultiLink, a principal supplier of MCUs to the Company. In 1995, 1996 and 1997, aggregate purchases of MCUs and ancillary services from MultiLink by the Acquired Companies were approximately $889,000 and $811,000 and $878,000 , respectively. In 1997, MultiLink became a subsidiary of PictureTel Corporation.

  David L. Lougee, one of the Company's Directors, is a partner of Mirick, O'Connell, DeMallie & Lougee, llp, the law firm currently retained as the Company's legal counsel. In 1997, the Company paid Mirick, O'Connell, DeMallie & Lougee, LLP an aggregate of approximately $1.8 million in legal fees and expenses in connection with general legal services, a withdrawn public offering, the Acquisitions and the Private Placement.

COMPANY POLICY

  The Company has implemented a policy whereby neither the Company nor any subsidiary (which includes the Acquired Companies) will enter into contracts or business arrangements with persons or entities owned in whole or in part by officers or directors of the Company or any subsidiary except on an arms-length basis and with the approval of the Company's Board of Directors. The Company's Bylaws require that any approval must be by a majority of the independent Directors then in office who have no interest in such contract or transaction.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a)  Documents filed as part of this Form 10-K:

     1.   Financial Statements

          See index to Financial Statements under ITEM 8-Financial Statements and Supplementary Data.

     2.   Financial Statement Schedules

          All financial statement schedules have been omitted because they are not required, not applicable, or the information to be included in the financial statement schedules is included in the Consolidated Financial Statements or the notes thereto.

     3.   Exhibits

          See Exhibit Index.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company in the last quarter of 1997.

                                 EXHIBIT INDEX

     Exhibit
     NUMBER+                                      Description
     ------           ---------------------------------------------------------------------
       2.1  Agreement and Plan of Reorganization By and Among VIALOG Corporation, TBMA Acquisition Corporation
            and Telephone Business Meetings, Inc. and C. Raymond Marvin Dated as of September 8, 1997.

       2.2  Amendment to Agreement and Plan of Reorganization By and Among VIALOG Corporation, TBMA Acquisition
            Corporation, Telephone Business Meetings, Inc. and C. Raymond Marvin Dated as of October 20, 1997.

       2.3  Letter Agreement Dated November 5, 1997 between VIALOG Corporation, Telephone Business Meetings,
            Inc. and C. Raymond Marvin.

       2.4  Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG Corporation, CSII
            Acquisition Corporation and Conference Source International, Inc. and Judy B. Crawford and Olen E.
            Crawford Dated as of September 8, 1997.

       2.5  Amended and Restated Asset Purchase Agreement By and Among VIALOG Corporation, Call Points
            Acquisition Corporation, Call Points, Inc. and Ropir Industries, Inc. Dated as of October 17, 1997.

       2.6  Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG Corporation, KST
            Acquisition Corporation, Kendall Square Teleconferencing, Inc., Courtney Snyder, Paul Ballantine,
            John Hassett and Dwight Grader Dated as of September 30, 1997.

       2.7  First Amendment to Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG
            Corporation, KST Acquisition Corporation, Kendall Square Teleconferencing, Inc. and Courtney
            Snyder, Paul Ballantine, John Hassett and Dwight Grader Dated October 24, 1997.

       2.8  Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG Corporation, AMCS
            Acquisition Corporation and American Conferencing Company, Inc. and David Lipsky Dated as of
            September 30, 1997.

       2.9  Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG Corporation, CDC
            Acquisition Corporation and Communications Development Corporation and Patti R. Bisbano and Maurya
            Suda Dated as of September 30, 1997.

      2.10  First Amendment to Amended and Restated Agreement and Plan of Reorganization By and Among VIALOG
            Corporation, CDC Acquisition Corporation, Communication Development Corporation and Patti R.
            Bisbano and Maurya Suda Dated as of October 24, 1997.

       3.1  Restated Articles of Organization of VIALOG Corporation.

       3.2  Amended and Restated By-Laws of VIALOG Corporation.

       3.3  Certificate of Incorporation of Communications Development Corporation.

       3.4  By-Laws of Communication Development Corporation.

       3.5  Articles of Incorporation of Conference Source International, Inc.

       3.6  By-Laws of Conference Source International, Inc.

       3.7  Unanimous Consent of Board of Directors of Conference Source International, Inc. Amending Section 2
            of Article II of the By-Laws.

       3.8  Certificate of Incorporation of Telephone Business Meetings, Inc.

       3.9  Regulations of Telephone Business Meetings, Inc.

       3.10 Articles of Organization of Kendall Square Teleconferencing, Inc. (f/k/a Teleconversant, LTD)

       3.11 Articles of Amendment of Certificate of Incorporation of Kendall Square Teleconferencing, Inc.
            Changing the Name of the Company from Teleconversant, Ltd. To Kendall Square Teleconferencing, Inc.

       3.12 Articles of Amendment of Certificate of Incorporation of Kendall Square Teleconferencing, Inc.
            Deleting the Stock Transfer Restrictions in Article V in Their Entirety.

       3.13 By-Laws of Kendall Square Teleconferencing, Inc.

       3.14 Certificate of Incorporation of American Conferencing Company, Inc. (f/k/a AMCS Acquisition
            Corporation)

       3.15 Certificate of Merger of American Conferencing Company, Inc. Into AMCS Acquisition Corporation
            Evidencing Name Change, Filed with the Secretary of State of Delaware.

       3.16 By-Laws of American Conferencing Company, Inc.

       3.17 Certificate of Incorporation of Call Points, Inc. (f/k/a Call Points Acquisition Corporation).

       3.18 Certificate of Amendment of Certificate of Incorporation of Call Points Evidencing Name Change,
            Filed with the Secretary of State of Delaware.

       3.19 By-Laws of Call Points, Inc.

       4.1  Indenture Dated as of November 12, 1997 Among VIALOG Corporation, Telephone Business Meetings, Inc.,
            Conference Source International, Inc., Kendall Square Teleconferencing, Inc., American Conferencing
            Company, Inc., Communication Development Corporation, Inc., Call Points, Inc. and State Street Bank
            and Trust Company (including Forms of Series A Security and Series B Security attached to the
            Indenture as Exhibits A-1 and A-2, respectively).

      4.2  Unit Agreement Dated as of November 12, 1997 By and Among VIALOG Corporation, Telephone Business
           Meetings, Inc., Conference Source International, Inc., Call Points, Inc., Kendall Square
           Teleconferencing, Inc., American Conferencing Company, Inc., Communications Development
           Corporation, and State Street Bank and Trust Company (including Form of Unit Certificate attached to the Unit Agreement as Exhibit A).

      4.3  Warrant Agreement Dated as of November 12, 1997 Between VIALOG Corporation and State Street Bank
           and Trust Company (including Form of Warrant Certificate attached to the Warrant Agreement as
           Exhibit A).

      4.4  Security Holders' and Registration Rights Agreement Dated as of November 12, 1997 Among VIALOG
           Corporation and Jefferies & Company, Inc.

      4.5  Registration Rights Agreement Dated as of November 12, 1997 By and Among VIALOG Corporation,
           Kendall Square Teleconferencing, Inc., AMCS Acquisition Corporation, Communication Development
           Corporation, Telephone Business Meetings, Inc., Conference Source International, Inc., Call Points
           Acquisition Corporation and Jefferies & Company, Inc.--see Exhibit 1.2.

     4.6*  Exchange Agent Agreement Dated as of February 9, 1998.

     10.1  1996 Stock Plan of the Company.

     10.2  Equipment Lease between CSI and Ally Capital Corporation Dated April 1, 1996.

     10.3  Equipment Lease between CSI and The CIT Group/Equipment Financing, Inc. Dated November 11, 1996.

     10.4  Equipment Lease between CSI and BSFS Equipment Leasing Dated April 8, 1996.

     10.5  Equipment Lease between TCC (f/k/a Teleconversant Ltd.) and Wasco Funding Corp. Dated May 21, 1996.

     10.6  Equipment Lease between TCC (f/k/a Teleconversant Ltd.) and Wasco Funding Corp. Dated July 20, 1995.

     10.7  Lease between Aetna Life Insurance Company and ACCESS, as Amended, Dated December 6, 1994.

     10.8  Lease Agreement between SPP Real Estate (Georgia II), Inc. and CSI Dated November 1, 1996.

     10.9  Amended & Restated Employment Agreement By and Between VIALOG Corporation and Glenn D. Bolduc Dated
           May 6, 1997.

     10.10 Employment Agreement By and Between Telephone Business Meetings, Inc. and C. Raymond Marvin Dated
           as of November 12, 1997.

     10.11 Amendment to Employment Agreement between the Company and C. Raymond Marvin Effective as of
           December 31, 1997.

     10.12 Employment Agreement By and Between CSII Acquisition Corporation and Judy B. Crawford Dated as of
           November 12, 1997.

    10.13  Employment Agreement By and Between Kendall Square Teleconferencing, Inc. and Courtney Snyder Dated
           November 12, 1997.

    10.14  Employment Agreement By and Between American Conferencing Company, Inc. and David Lipsky Dated as
           of November 12, 1997.

    10.15  Employment Agreement By and Between Communication Development Corporation and Patti R. Bisbano
           Dated as of November 12, 1997.

    10.16  Employment Agreement By and Between the Company and William Pucci Dated as of October 1, 1996.

    10.17  Employment Agreement By and Between the Company and John Dion Dated as of November 4, 1996.

    10.18  Employment Agreement By and Between the Company and Gary Vilardi Dated as of April 1, 1997.

    10.19  Employment Agreement By and Between the Company and Robert Moore Dated as of October 20, 1997.

    10.20  Employment Agreement By and Between the Company and John Williams Dated as of October 14, 1997.

    10.21*  Employment Agreement By and Between Call Points, Inc. And Olen E. Crawford Dated as of November 20,
           1997.

    10.22  Stockholder Agreement By and Among John J. Hassett and VIALOG Corporation Dated as of November 6,
           1997.

    10.23  Form of Registration Rights Agreement between VIALOG Corporation and certain of its stockholders specified in Schedules I and II attached thereto.

    10.24  Lease Between Tower Investment Group and Communication Development Corp. Dated February 23, 1990,
           Including Subsequent Modifications Thereto.

    10.25  Lease Agreement by and Between 680-690 Kinderkamack Road and American Conferencing Company, Inc.
           Dated June 1997.

    10.26  Lease Between Robert A. Jones and K. George Najarian, Trustees of Old Cambridge Realty Trust and
           Old Kendall Square Realty Trust, and Kendall Square Teleconferencing, Inc. (f/k/a Teleconversant,
           Ltd.) Dated February 15, 1996.

    10.27  Lease Between Ropir Communications and Call Points, Inc. Commencing May 1, 1995.

    10.28  Amendment to Lease Between Ropir Industries, Inc. and Call Points, Inc.

    10.29  Equipment Lease between Kendall Square Teleconferencing, Inc. and Wasco Funding Corp. Dated July
           31, 1997.

    10.30  Sublease between Eisai Research Institute of Boston, Inc. and VIALOG Corporation Dated as of August
           20, 1997.

10.31** Assignment of Lease between Telephone Business Meetings, Inc. and CMC
        Datacomm, Inc. dated as of March 13, 1998.

11.1**  Statement regarding Computation of Earnings Per Share.

21.1    Subsidiaries of the Company.

27.1**  Financial Data Schedule.

_______________________

+ All non-marked Exhibits listed above are incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041). All Exhibits marked with an asterisk ("*") are incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 1998 (File No. 333-44041). All Exhibits marked with a double asterisk ("**"), are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIALOG CORPORATION



                                    By: /s/ Glenn D. Bolduc
                                        _______________________________________
                                           Glenn D. Bolduc, President and
                                           Chief Executive Officer
                                    Date:  March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signatures                           Title                           Date
              ----------                           -----                           ----
By: /s/ Glenn D. Bolduc                 President, Chief Executive Officer,    March 30, 1998
    ____________________________
       Glenn D. Bolduc                  Treasurer and Director

By: /s/ John J. Dion                    Vice President-Finance, Principal      March 30, 1998
    ____________________________
       John J. Dion                     Financial Officer and Principal
                                        Accounting Officer

By: /s/ Joanna M. Jacobson              Director                               March 27, 1998
    ____________________________
       Joanna M. Jacobson

By: /s/ David L. Lougee                 Director                               March 30, 1998
    ____________________________
       David L. Lougee

By: /s/ David L. Lipsky                 Director                               March 30, 1998
    ____________________________
       David L. Lipsky

By: /s/ Patti R. Bisbano                Director                               March 27, 1998
    ____________________________
       Patti R. Bisbano