Form 10-Q
period 1998-03-31
VIALOG CORP
filed 1998-05-14
CIK 1016601

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  __________

                                   FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -
             SECURITIES EXCHANGE ACT OF 1934



                       Commission file number  333-22585


                              VIALOG CORPORATION
            (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                               04-3305282
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                   10 NEW ENGLAND BUSINESS CENTER, SUITE 302
                         ANDOVER, MASSACHUSETTS  01810
         (Address of principal executive offices, including Zip Code)

                                (978) 975-3700
                                ---------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes       X             No
        -----         ------

At May 11, 1998 the registrant had outstanding an aggregate of 3,648,472 shares of its Common Stock, $.01 par value.

                               VIALOG CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 1997 and March 31, 1998 (Unaudited)                           3

   Consolidated Statements of Operations (Unaudited) for the Three Months Ended
      March 31, 1997 and 1998                                                                                4

   Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
      March 31, 1997 and 1998                                                                                5

   Notes to Consolidated Financial Statements (Unaudited)                                                   6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8-10


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                   11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                    11

SIGNATURES                                                                                                   12

EXHIBIT INDEX                                                                                                13

                              VIALOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                 DECEMBER 31,         MARCH 31,
                                                                                                     1997                1998
                                                                                               -----------------   -----------------

                                           ASSETS                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                                        $  9,567            $  8,015
     Accounts receivable, net of allowance for doubtful accounts of $32 and $86,
          respectively                                                                                   5,686               6,962
     Prepaid expenses                                                                                      156                 270
     Other current assets                                                                                  101                 159
                                                                                               -----------------   -----------------
        Total current assets                                                                            15,510              15,406
Property and equipment, net                                                                              7,544               8,560
Deferred debt issuance costs                                                                             7,324               6,851
Goodwill and intangible assets, net                                                                     44,391              43,762
Other assets                                                                                               314                 291
                                                                                               =================   =================

        Total assets                                                                                  $ 75,083            $ 74,870
                                                                                               =================   =================

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                                                $    397            $    381
     Accounts payable                                                                                    2,129               2,495
     Accrued interest expense                                                                            1,310               3,685
     Accrued expenses and other liabilities                                                              4,415               3,843
                                                                                               -----------------   -----------------
        Total current liabilities                                                                        8,251              10,404
Long-term debt, less current portion                                                                    71,539              71,723
Other long-term liabilities                                                                                175                 194
Commitments and contingencies
Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
          and outstanding                                                                                 --                  --
     Common stock, $0.01 par value; 30,000,000 shares authorized; 3,486,380 and
          3,576,440 shares, respectively, issued and outstanding                                            35                  36
     Additional paid in capital                                                                         11,689              11,713
     Accumulated deficit                                                                               (16,606)            (19,200)
                                                                                               -----------------   -----------------
        Total stockholders' deficit                                                                     (4,882)             (7,451)
                                                                                               =================   =================
        Total liabilities and stockholders' deficit                                                   $ 75,083            $ 74,870
                                                                                               =================   =================





         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                     1997               1998
                                                                               -----------------  -------------------
Net revenues                                                                   $            --    $           11,290
Cost of revenues                                                                            --                 6,626
                                                                               -----------------  -------------------
     Gross profit                                                                           --                 4,664
Selling, general and administrative expense                                                 871                3,585
Amortization of goodwill                                                                    --                   628
                                                                               -----------------  -------------------
     Operating income (loss)                                                               (871)                 451
Interest expense, net                                                                        (3)              (3,045)
                                                                               -----------------  -------------------
     Net loss                                                                  $           (874)  $           (2,594)
                                                                               =================  ===================

Basic loss per share                                                           $          (0.32)  $            (0.73)
                                                                               =================  ===================
Weighted average shares outstanding                                                   2,747,300            3,542,668
                                                                               =================  ===================

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                            -------------------------------------
                                                                                                  1997                1998
                                                                                            ------------------  -----------------
Cash flows from operating activities:
     Net loss                                                                                  $        (874)    $        (2,594)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                      1                 584
        Amortization of goodwill and intangibles                                                         -                   629
        Amortization of debt issuance costs and debt discount                                            -                   748
        Provision for doubtful accounts                                                                  -                    55
        Compensation expense for issuance of common stock and options                                     24                   -
     Changes in operating assets and liabilities:
        Accounts receivable                                                                              -                (1,331)
        Prepaid expenses and other current assets                                                          3                (172)
        Other assets                                                                                     (40)                 20
        Accounts payable                                                                                 453                 366
        Accrued expenses                                                                                 427               1,803
        Other long-term liabilities                                                                        -                  19
                                                                                            ------------------  -----------------
             Cash flows provided by (used in) operating activities                                        (6)                127
                                                                                            ------------------  -----------------

Cash flows from investing activities:
     Additions to property and equipment                                                                 (21)             (1,600)
                                                                                            ------------------  -----------------
             Cash flows used in investing activities                                                     (21)             (1,600)
                                                                                            ------------------  -----------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt and warrants                                               500                   -
     Payments of long-term debt                                                                          -                  (104)
     Proceeds from issuance of common stock                                                                2                  25
     Deferred offering costs                                                                            (650)                -
                                                                                            ------------------  -----------------
             Cash flows used in financing activities                                                    (148)                (79)
                                                                                            ------------------  -----------------
Net increase in cash and cash equivalents                                                               (175)             (1,552)
Cash and cash equivalents at beginning of period                                                         337               9,567
                                                                                            ------------------  -----------------
Cash and cash equivalents at end of period                                                     $         162     $         8,015
                                                                                            ==================  =================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                               $         -       $            36



         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter ended March 31, 1998 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K where certain terms have been defined. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)   DESCRIPTION OF BUSINESS

VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to VIALOG Corporation. The Company was formed to create a national independent provider of group communications services, consisting primarily of operator-assisted audio teleconferencing, as well as video and data conferencing services. On November 12, 1997, the Company sold $75,000 in senior notes due 2001, Series A in a private placement (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired, in separate transactions (the "Acquisitions"), six private conference service bureaus (each an "Operating Center", and collectively, the "Operating Centers") in exchange for cash and shares of its common stock.

Prior to November 12, 1997, the Company did not conduct any operations, and all activities related to the acquisitions and the completion of financing transactions to fund the Acquisitions.

(3)  LONG-TERM DEBT

                                                      DECEMBER 31,     MARCH 31,
                                                         1997            1998
                                                      ------------     ---------
12 3/4% Senior Notes Payable, due 2001, net
  of unamortized discount of $4,203 and $3,931         $  70,797       $  71,069
Capitalized lease obligations                              1,044             945
Other long-term debt                                          95              90
                                                      ------------     ---------
   Total long-term debt                                   71,936          72,104
   Less current portion                                      397             381
                                                      ------------     ---------
   Total long-term debt, less current portion          $  71,539        $ 71,723
                                                      ============     =========


SENIOR NOTES PAYABLE

The senior notes issued in the Private Placement bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The senior notes, which are guaranteed by each of the Operating Centers, mature on November 15, 2001 and are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999.

On February 12, 1998, the Company offered to exchange (the "Exchange Offer") $75,000 of 12 3/4% senior notes, Series B (the "Exchange Notes") for the existing $75,000 of 12 3/4% senior notes, Series A (the "Old Notes"). In connection with the Exchange Offer, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the registration of the Exchange Notes under the Securities Act of 1933. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Old Notes except for certain transfer restrictions and registration rights relating to the Old Notes. The Old Notes and the Exchange Notes (collectively, the "Senior Notes") were issued pursuant to an indenture dated November 12, 1997. The Company did not receive any proceeds from the Exchange Offer, which was terminated on March 26, 1998 with all of the Old Notes being surrendered for Exchange Notes.

(4) LOSS PER SHARE

For the three months ended March 31, 1997 and 1998, the loss per share was calculated based on weighted average common shares outstanding. Common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share for the three months ended March 31, 1997 and 1998 is the same as basic loss per share and, therefore, has not been presented separately.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (AMOUNTS IN THOUSANDS)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three months ended March 31, 1998 and the Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

VIALOG CORPORATION

 RESULTS OF OPERATIONS

The Company was incorporated on January 1, 1996. Prior to the Acquisitions of the Operating Centers, the Company did not conduct any operations, and all activities related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

Net revenues and gross profit.   As the Company did not conduct any operations
prior to November 12, 1997, there were no revenues and gross profit for the three months ended March 31, 1997. Net revenues and gross profit for the three months ended March 31, 1998 represent the consolidated results of the Company, including the Operating Centers.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,714, or 312%, from $871 to $3,585 for the three months ended March 31, 1997 and 1998, respectively. The increase was primarily due to the fact that selling, general and administrative expenses for the three months ended March 31, 1997 represented only general and administrative expenses related to the organization of the Company and the consummation of business combination agreements with the Operating Centers, while the expenses for the three months ended March 31, 1998 represent consolidated selling, general and administrative expenses of the Company, including the Operating Centers.

Interest expense, net. Interest expense, net increased $3,042 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was primarily due to (i) approximately $2,400 of accrued interest expense on the $75,000 of Senior Notes and (ii) approximately $746 of non-cash interest expense related to the amortization of deferred debt issuance costs and original issue discount on the Senior Notes, offset by (iii) increased interest income of approximately $100 due to increased cash balances.

 LIQUIDITY AND CAPITAL RESOURCES

As the Company did not conduct any operations prior to November 12, 1997, the Company generated negative cash flows for the three months ended March 31, 1997. For the three months ended March 31, 1998, the Company generated a positive cash flow from operations of $127. Cash used in investing activities of $1,600 for the three months ended March 31, 1998 related to the acquisition of property and equipment. Cash used in financing activities of $79 for the three months ended March 31, 1998 related primarily to the repayment of capital lease obligations. The Company had working capital of $5,002 at March 31, 1998.

The Company's primary short-term liquidity requirements are working capital needs, payments of interest and purchases of property and equipment. The Company anticipates that its cash flow from operations and existing cash balances will meet or exceed its short-term working capital needs, debt service requirements and planned capital expenditures for property and equipment.

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

The Company is highly leveraged and has a stockholders' deficit at March 31, 1998. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

The principal long-term liquidity requirements are payments for interest and capital expenditures, as well as repayment of the Senior Notes, which mature in 2001. The Company expects to meet its long-term liquidity requirements, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations and borrowings, and issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company will utilize both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. The Company has performed a preliminary review of its existing computer programs to address the year 2000 issue. Based on the preliminary review, the Company believes that the year 2000 issue will not have a significant impact on the operations or the financial results of the Company. The internally developed computer programs used in the operations of the Company that are expected to be used beyond the year 1999 are year 2000 compliant. Additionally, as part of the integration of the Operating Centers, the Company will be implementing common systems in both the operations and financial management areas of the Company within the next two years. The systems implemented or upgraded will all be year 2000 compliant, one of the criteria of the systems integration plan. The Company will continue to assess the impact of the year 2000 issue as a part of the systems integration plan. The Company is in the process of contacting all of its software and hardware suppliers with regard to their respective year 2000 compliant programs.

CONSOLIDATED AND COMBINED OPERATING CENTERS AND VIALOG CORPORATION-RESULTS OF OPERATIONS

The combined Operating Centers' Statement of Operations data for the three months ended March 31, 1997 does not purport to present the financial results or the financial condition of the combined Operating Centers in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues of the individual Operating Centers on an historical basis, and excludes the effects of pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because (i) the Operating Centers were not under common control or management and had different tax structures (S corporations and C corporations) and (ii) the Company used the purchase method of accounting to record the Acquisitions.

The following table compares certain unaudited combined data of the Operating Centers on an historical basis for the three months ended March 31, 1997 and certain unaudited consolidated data of VIALOG Corporation for the three months ended March 31, 1998, excluding the effects of pro forma adjustments:

                                THREE MONTHS ENDED MARCH 31,
                          --------------------------------------
                                 1997                 1998
                          -----------------    -----------------
Net revenues               $ 8,347   100.0%     $ 11,290  100.0%
Cost of revenues             4,535    54.3%        6,626   58.7%
                          --------  -------    ---------  ------
Gross profit               $ 3,812    45.7%     $  4,664   41.3%
                          ========  =======    =========  ======

Net revenues. All Operating Centers reflected an increase in net revenues for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Net revenues increased $2,943, or 35.3%, from combined net revenues of $8,347 in 1997 to consolidated net revenues of $11,290 in 1998. The major components of this increase were (i) an increase in Access' net revenues of $1,339, or 44.7%, which was primarily attributable to increased audio and video teleconferencing services to existing customers and new customers, as well as increased video equipment sales, (ii) an increase in TCC's net revenues of $497, or 55.7%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, and (iii) an increase in CSI's net revenues of $497, or 32.6%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers.

Cost of revenues. Consolidated cost of revenues for the three months ended March 31, 1998 increased $2,091, or 46.1%, from combined cost of revenues for the three months ended March 31, 1997, and increased as a percentage of revenue from

54.3% to 58.7% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increase were primarily attributable to (i) an increase in Access' cost of revenues of $875, or 61.6%, resulting from increased telecommunications costs associated with increased call volumes, and increased equipment costs related to increased video equipment sales (which generate a lower gross margin than teleconferencing services), (ii) an increase in CSI's cost of revenues of $324, or 50.1%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to current and projected revenue growth, (iii) an increase in TCC's cost of revenues of $293, or 67.7%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to current and projected revenue growth, and (iv) an increase in Americo's cost of revenues of $215, or 70.3%, resulting from increased operating costs due to current and projected revenue growth.

Consolidated cost of revenues for the three months ended March 31, 1998 does not reflect the impact of savings in long distance charges as a result of two contracts recently entered into by the Company, which impact two of the Operating Centers. The savings approximates $340 for the three month period.

CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company which could cause the Company's actual results to differ materially from expected and historical results. These factors are discussed in the Safe Harbor for Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1997, and should be read in conjunction with this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

In connection with the acquisition of the assets of the Montgomery Center from Call Points, Inc. ("Call Points"), the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court against Call Points, Ropir and certain other parties named therein. Complainants in these cases could seek to name the Company as a defendant in such pending litigation and could seek to hold the Company liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although the Company believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points agreed to indemnify the Company from any liability relating to such claims and placed $250,000 of the proceeds from the sale of the assets of Call Points in escrow with a third party to secure such indemnification obligations. In light of such indemnification, the Company does not believe that such claims, if successful, would have a material adverse effect on the Company.

A former employee of Conference Source International, Inc. ("CSI"), the Atlanta Center, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and the former stockholders of CSI believe that such claim is without merit.

There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 11(a)-Calculation of Shares Used in Determining Loss Per Share

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               VIALOG Corporation
                                                 (Registrant)

Date:  May 14, 1998


                                                 /s/  Glenn D. Bolduc
                                               --------------------------
                                               Glenn D. Bolduc,
                                               President and Chief Executive
                                               Officer


                                                 /s/  John J. Dion
                                               ----------------------
                                               John J. Dion,
                                               Vice President-Finance
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                        PAGE
                                                                        ----
11(a)-Calculation of Shares Used in Determining Loss Per Share           14