Form 10-K405/A
period 1997-12-31
VIALOG CORP
filed 1998-08-14
CIK 1016601

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 333-22585

                              VIALOG CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-3305282
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                   35 NEW ENGLAND BUSINESS CENTER, SUITE 160
                               ANDOVER, MA 01810
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (978) 975-3700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 15, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $11,558,615. The aggregate market value has been computed based on a price per share of $5.75. On such date the Company had 3,531,410 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  The Form 10-K for the year ended December 31, 1997 has been amended to (i) reflect a revised presentation style for the Consolidated Statement of Operations, (ii) include supplemental consolidating condensed financial information for the Company and its subsidiaries as guarantors of the Company's 12 3/4% Senior Notes due November 15, 2001, and (iii) include separate financial information for Access and CSI, the Company's subsidiaries that are considered to represent a significant percentage of the operating results of the Company. In addition, certain disclosures have been added to conform to the disclosures included in the Company's Form S-1 Registration Statement (File No. 333-53395) filed with the Securities and Exchange Commission. There was no change to net revenues, net loss or net loss per share for the year ended December 31, 1997 as a result of the amendment.

  This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

  The Company facilitates effective teleconferences through a combination of technology, enhanced services and superior customer service. Operator-assisted audio teleconferencing is the cornerstone of the Company's business and the principal service which builds customer loyalty. The Company also offers enhanced services such as digital replay of teleconferences, broadcast fax and fulfillment services such as follow-up mailings or calls. Additionally, the Company offers customized communications solutions, which include event planning, auction formats, coaching and event rehearsal services. On a combined historical basis, the Company derived approximately 95% of its 1997 net revenues from audio and video teleconference services and 5% of its 1997 net revenues from related customized and enhanced services, respectively.

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

INDUSTRY OVERVIEW

 Services

  The electronic group communications industry provides a range of services to facilitate multiparty communications with participants in different locations. Through electronic group communications services, customers conduct routine meetings, run training sessions, and share information where the traveling associated with assembling a group frequently or on short notice makes face-to-face meetings too costly, impractical or inconvenient. Industry studies published by Frost & Sullivan estimate that total teleconferencing services revenues in North America increased from $437 million in 1994 to an estimated $780 million in 1997, representing a compound annual growth rate of 21%. Frost & Sullivan estimates that the teleconferencing services sector will grow at a compound annual rate of approximately 24% between 1998 and 2003. The primary electronic group communications services available today are audio, video and data teleconferencing.

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

  Video teleconferencing. Video conferencing is similar to audio teleconferencing except that one or more callers may be viewed on a video monitor by the other participants. The Company believes that the broad adoption of video teleconferencing as a meeting tool has historically been constrained by several factors, including limited access to video sites, expensive and proprietary equipment, limited and costly bandwidth, incompatibility of systems, and poor video quality. Video teleconferencing was also generally limited to small or broadcast meetings at fixed locations, except when implemented using expensive two-way satellite technology.

  The adoption of International Telecommunications Union ("ITU") standard
H.320 in 1991 and ITU standard H.323 in 1996 has facilitated systems compatibility. By 1995, technological advances (which brought down the cost of equipment and required bandwidth) combined with increased processing speed (which improved quality) to permit the development of desktop video. Interactive multipoint video teleconferencing also became feasible in 1995 with the introduction of more cost-effective video MCU technology and low-cost, PC-based video cameras and sound cards. The rapid deployment of compatible hardware, reductions in cost, increases in available bandwidth, and improvements in quality are all expected to accelerate the growth of the market for multipoint video teleconferencing. Industry sources estimate that video conferencing services revenue will grow at a compound rate of 27% between 1998 and 2003, from $240 million to $779 million.

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

  Prior to the emergence of data teleconferencing, audio teleconference participants were unable to share computer data during a conference call. New standards allow data to travel over data networks on an interactive basis so that multiple remote computers can manipulate the same program. For instance, Intel's ProShare and Microsoft's NetMeeting allow remotely located personal computers and/or work stations to share video and data interactively over the Internet. The Company believes that these Internet data teleconferencing programs will likely be used in conjunction with audio teleconferencing to allow simultaneous group discussions during editing and display of documents. Also, several manufacturers have introduced specialized application servers that provide high quality mixed media teleconferencing. Industry sources estimate that revenues from data conferencing services will grow at a compound annual rate of 82% between 1998 and 2003, from $3 million to $59 million.

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

  The IXCs are currently the largest providers of teleconferencing services, constituting approximately 78% of the audio teleconferencing services market in 1996. The Company believes that the IXCs generate most of their business through their position as the customer's long distance carrier. The IXCs generally do not market teleconferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have generally not emphasized enhanced services or customized communications solutions to meet individual customer needs. Rather, they have generally de-emphasized operator-involved services (such as directory assistance and collect calls), and are increasingly implementing automated systems and technology as a substitute for traditional operator-intensive services.

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

COMPETITION

  The teleconferencing service industry is highly competitive and subject to rapid change. The Company currently competes, or expects to compete in the near future, with the following categories of companies:

(i) IXCs, such as AT&T, MCI, Sprint, Frontier and Cable & Wireless, and non-facilities based long distance providers, such as Excel, (ii) independent LECs, such as GTE and SNET, and (iii) other PCSBs. According to estimates from industry sources, the IXCs serviced approximately 78% of the audio teleconferencing market in 1996. The IXCs generally do not market teleconferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have not emphasized enhanced services or customized communications solutions to meet customer needs. However, there can be no assurance that these competitors will not alter their current strategies and begin to focus on services-specific selling, customized solutions and operator-attended services, the occurrence of any of which could increase competition. Under the Telecommunications Act of 1996, the RBOCs will also be allowed to provide long distance services within the regions in which they also provide local exchange services ("in-region long distance services") upon the satisfaction of certain conditions, including the specific approval of the FCC, the introduction of or a defined potential for facilities-based local competition, the offering of local services for resale, and compliance with access and interconnection requirements for facilities-based competitors. Upon entrance into the long distance market, the ability of an RBOC to gain immediate and significant teleconferencing market share will be enhanced by its status as the incumbent primary provider of local services to its customers.

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

  In connection with the acquisition of Call Points, one of the Acquired Companies, the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court (Northern District of Alabama) against Call Points, Ropir and certain other parties named therein. Complainants in these cases could seek to name the Company as a defendant in such pending litigation and could seek to hold the Company liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking an unspecified amount for back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although the Company believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points has agreed to indemnify the Company from any liability relating to such claims and $250,000 of the purchase price for the acquisition of Call Points has been placed in escrow with a third party to secure such indemnification obligations. In light of such indemnification, the Company does not believe that such claims, if successful, would have a material adverse effect on the Company.

  A former employee of CSI, one of the Acquired Companies, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI'S stockholders upon the consummation of the Acquisition of CSI by VIALOG Corporation, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and CSI believe that such claim is without merit.

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

SALES OF UNREGISTERED SECURITIES IN 1997

  On February 24, 1997, the Company issued to eight "accredited investors" (as defined in Rule 501 under the Securities Act) promissory notes in the aggregate principal amount of $500,000 bearing interest at 8.0% per annum and payable upon the earlier of ten days following the closing of an initial public offering of the Company's common stock or one year from their date of issuance (the "February Notes"), together with warrants to purchase an aggregate of 111,118 shares of the Company's common stock at an exercise price of $4.50 per share (the "February Warrants"). The February Notes were paid in November 1997. The February Warrants expire on February 28, 1999 and contain anti-dilution provisions. As of the date of this Annual Report, the February Warrants entitle the holders thereof to purchase an aggregate of 42,260 additional shares of common stock as a result of required anti-dilution adjustments. The February Notes and February Warrants were issued to accredited investors only pursuant to the registration exemption provided in Rule 506 of Regulation D under the Securities Act.

  In September 1997, the Company issued to fifteen accredited investors subordinated convertible promissory notes in the aggregate principal amount of $255,500 bearing interest at 10% per annum and payable upon the earlier to occur of five days following (i) the closing of a sale of the Company's equity securities or debt securities for an aggregate purchase price of $50.0 million or more and (ii) January 1, 1998 (the "September Notes"). The September Notes were convertible at the holder's option prior to and including the due date, into the number of shares of the Company's common stock determined by dividing the outstanding principal of the September Notes by $2.00. The September Notes were issued solely to accredited investors pursuant to the registration exemption provided under Rule 506 of Regulation D under the Securities Act.

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

  See Item 13--Certain Relationships and Transactions, Organization of the Company, for a discussion of the issuance of shares of the Company's common stock and options to purchase shares of the Company's common stock on November 12, 1997 in connection with the acquisitions of the Acquired Companies. All such shares and options were issued under the registration exemption provided under Section 4(2) of the Securities Act.

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

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                     1996           1997
                                                 -------------  -------------
                                                 (IN THOUSANDS, EXCEPT SHARE
                                                     AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues.................................... $         --   $       4,816
Cost of revenues, excluding depreciation........           --           2,492
Selling, general and administrative expenses....         1,308          7,178
Depreciation expense............................           --             273
Amortization of goodwill and intangibles........           --             306
Write-off of purchased in-process research and
 development....................................           --           8,000
                                                 -------------  -------------
Operating loss..................................        (1,308)       (13,433)
Interest income (expense), net..................             1         (1,866)
                                                 -------------  -------------
Loss before income taxes........................        (1,307)       (15,299)
Income tax benefit (expense)....................           522           (522)
                                                 -------------  -------------
Net loss........................................ $        (785) $     (15,821)
                                                 =============  =============
Net loss per share--basic and diluted........... $       (0.38) $       (5.48)
                                                 =============  =============
Weighted average shares outstanding.............     2,088,146      2,889,005
                                                 =============  =============
OTHER FINANCIAL DATA:
EBITDA(1)....................................... $      (1,308) $      (4,854)
Cash flows used in operating activities.........          (178)        (4,148)
Cash flows used in investing activities.........            (7)       (53,762)
Cash flows provided by financing activities.....           522         67,140
                                                        DECEMBER 31,
                                                 ----------------------------
                                                     1996           1997
                                                 -------------  -------------
                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................... $         337  $       9,567
Working capital (deficit).......................          (249)         7,259
Total assets....................................         1,263         75,083
Total long-term debt, including current
 portion(2).....................................           --          71,936
Stockholders' equity (deficit)..................           287         (4,882)

--------

(1) EBITDA represents income from continuing operations before income taxes, depreciation and amortization. EBITDA is not a measurement presented in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a better measure of liquidity. EBITDA does not represent funds available for management's discretionary use. The Company believes that EBITDA is accepted by the telecommunications industry as a generally recognized measure of performance and is used by analysts to report publicly on the performance of telecommunications companies.
(2) Net of unamortized original issue discount of $4.2 million at December 31, 1997.

ACCESS AND CSI SELECTED FINANCIAL DATA

  VIALOG reports operating results commencing with its inception on January 1, 1996. For the purpose of providing five full years of selected historical financial data, as required under the Securities Act, the following historical selected financial data is presented for the two largest Acquired Companies, the Reston Center (known as Telephone Business Meetings, Inc., or "Access," prior to its Acquisition) and the Atlanta Center (known as Conference Source International, Inc., or "CSI," prior to its Acquisition). The selected data as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 and the period January 1, 1997 to November 12, 1997, the date of their respective Acquisitions, are derived from, and should be read in conjunction with, Access' and CSI's respective audited financial statements and the notes thereto appearing elsewhere in this Report. The selected data as of December 31, 1994 are derived from Access' and CSI's respective audited financial statements. The selected data as of December 31, 1993 and for the year then ended are derived from Access' and CSI's respective unaudited financial statements for that year. The data presented below is neither comparable to nor indicative of the Company's post-Acquisition financial position or results of operations.

                                                                                      JANUARY 1,
                                                    YEAR ENDED DECEMBER 31,            1997 TO
                                               ------------------------------------  NOVEMBER 12,
                                                1993     1994     1995      1996         1997
                                               -------  -------  -------  ---------  ------------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                   DATA)
ACCESS STATEMENT OF OPERATIONS DATA:
Net revenues.................................  $ 3,814  $ 5,114  $ 6,508  $   9,073   $  10,945
Cost of revenues, excluding depreciation.....    1,831    2,608    3,021      3,564       4,791
Selling, general and administrative ex-
 penses......................................    1,217    1,691    2,484      3,332       4,124
Depreciation and amortization expense........      198      269      496        630         823
                                               -------  -------  -------  ---------   ---------
Operating income.............................      568      546      507      1,547       1,207
Interest expense, net........................       37       49      152        174         132
                                               -------  -------  -------  ---------   ---------
Earnings before income taxes.................      531      497      355      1,373       1,075
Income tax expense (benefit).................       54       52      (48)       --          --
                                               -------  -------  -------  ---------   ---------
Net income...................................  $   477  $   445  $   403  $   1,373   $   1,075
                                               =======  =======  =======  =========   =========
Net income per share - basic and diluted.....  $477.00  $445.00  $644.80  $2,746.00   $2,150.00
                                               =======  =======  =======  =========   =========
Weighted average shares outstanding..........    1,000    1,000      625        500         500
                                               =======  =======  =======  =========   =========
ACCESS OTHER FINANCIAL DATA:
EBITDA(1)....................................  $   766  $   815  $ 1,003  $   2,177   $   2,030
Cash flows provided by operating activities..      525      592      821      2,048       2,932
Cash flows used in investing activities......     (497)    (557)  (1,432)      (795)     (1,704)
Cash flows provided by (used in) financing
 activities..................................      146       22      771       (839)     (1,549)
                                                         DECEMBER 31,
                                               ------------------------------------
                                                1993     1994     1995      1996
                                               -------  -------  -------  ---------
                                                        (IN THOUSANDS)
ACCESS BALANCE SHEET DATA:
Cash and cash equivalents....................  $   172  $   230  $   390  $     804
Working capital..............................      351      475      141        759
Total assets.................................    1,516    1,991    3,672      4,605
Total long-term debt, including current por-
 tion........................................      565      626    2,416      2,052
Stockholders' equity.........................      750    1,156      872      1,770

                                                                  JANUARY 1,
                                YEAR ENDED DECEMBER 31,             1997 TO
                           ------------------------------------   NOVEMBER 12,
                             1993     1994    1995      1996         1997
                           --------  ------  -------  ---------  -------------
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CSI STATEMENT OF OPERA-
 TIONS DATA:
Net revenues.............. $  1,228  $2,331  $ 3,808  $   5,868    $   5,579
Cost of revenues, exclud-
 ing depreciation.........      892   1,256    1,617      2,438        2,052
Selling, general and ad-
 ministrative expenses....      640     707      905        998          831
Depreciation expense......      122     235      292        393          356
                           --------  ------  -------  ---------    ---------
Operating income (loss)...     (426)    133      994      2,039        2,340
Interest expense, net.....       19     124      160        165          120
                           --------  ------  -------  ---------    ---------
Net income (loss)......... $   (445) $    9  $   834  $   1,874    $   2,220
                           ========  ======  =======  =========    =========
Net income (loss) per
 share - basic and dilut-
 ed....................... $(445.00) $ 9.00  $834.00  $1,874.00    $2,220.00
                           ========  ======  =======  =========    =========
Weighted average shares
 outstanding..............    1,000   1,000    1,000      1,000        1,000
                           ========  ======  =======  =========    =========
CSI OTHER FINANCIAL DATA:
EBITDA(1)................. $   (304) $  368  $ 1,286  $   2,432    $   2,696
Cash flows provided by
 operating activities.....     (241)     53      721      2,128        2,897
Cash flows used in
 investing activities.....     (163)   (476)    (225)       (41)        (311)
Cash flows provided by
 (used in) financing ac-
 tivities.................      395     426     (144)    (2,144)      (2,801)
                                     DECEMBER 31,
                           ------------------------------------
                             1993     1994    1995      1996
                           --------  ------  -------  ---------
                                    (IN THOUSANDS)
CSI BALANCE SHEET DATA:
Cash and cash
 equivalents.............. $     20  $   23  $   375  $     318
Working capital
 (deficit)................     (681)   (805)    (322)       445
Total assets..............      591   1,378    2,037      2,293
Total long-term debt,
 including current
 portion..................      867   1,590    1,446      1,405
Stockholders' equity
 (deficit)................     (483)   (474)     360        676

--------
(1) EBITDA represents income from continuing operations before income taxes, depreciation and amortization. EBITDA is not a measurement presented in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a better measure of liquidity. EBITDA does not represent funds available for management's discretionary use. The Company believes that EBITDA is accepted by the telecommunications industry as a generally recognized measure of performance and is used by analysts to report publicly on the performance of telecommunications companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  VIALOG Corporation was founded on January 1, 1996 with the intention of becoming a leading provider of value-added electronic group communications services. These services include audio, video and data teleconferencing. On November 12, 1997, VIALOG Corporation consummated agreements to acquire (the "Acquisition") six private conference service bureaus (the "Acquired Companies", each an "Operating Center", and collectively, the "Operating Centers"), all of which became wholly-owned subsidiaries of VIALOG Corporation (together, the "Company"). Through the six acquisitions, the Company established one of the largest and most geographically diverse networks of sales and operations centers focused solely on the electronic group communications market.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 1996 and 1997 included elsewhere in this Report.

INTRODUCTION

  The Company's net revenues are primarily derived from fees charged to customers for audio and enhanced teleconferencing services. Cost of revenues, excluding depreciation consists primarily of long distance telephone charges, salaries and benefits for operators, and maintenance of telephone bridging equipment. Selling, general and administrative expenses consist primarily of compensation and benefits to executive officers and general and administrative employees, marketing expenses, occupancy costs and professional fees.

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

VIALOG CORPORATION

 RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  VIALOG Corporation ("VIALOG") was incorporated on January 1, 1996. Prior to the November 12, 1997 Acquisitions, VIALOG did not conduct any operations, and all activities conducted by it were related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

  VIALOG Corporation incurred a net loss of $785,000 and $15.8 million for the years ended December 31, 1996 and 1997, respectively. The 1996 net loss represented general and administrative expenses, which consisted primarily of legal costs of $93,000, travel costs of $133,000, salaries of $583,000, consulting fees of $301,000, occupancy costs of $71,000 and all other costs of $126,000, which were offset by an income tax benefit of $522,000, all related to the organization of VIALOG Corporation and the consummation of business combination agreements with the Operating Centers. The 1997 net loss included expenses incurred prior to the Acquisitions, as well as consolidated net revenues and expenses of the Operating Centers from the date of the Acquisitions through December 31, 1997. The $15.8 million net loss included $4.8 million of consolidated net revenues and $2.5 million of consolidated cost of revenues from the date of the Acquisitions through December 31, 1997, $7.2 million of selling, general and administrative expenses (which included approximately $2.0 million related to an offering of

Common Stock which was terminated in early 1997 and a $958,000 non-cash charge relating to the modification of certain stock options), $306,000 of amortization of goodwill and intangibles related to the Acquisitions, $273,000 of depreciation expense, an $8.0 million non-recurring charge relating to the write-off of purchased in-process research and development, $1.8 million of interest expense relating primarily to the Senior Notes and $522,000 of income tax expense. Selling, general and administrative expenses of $7.2 million for the year ended December 31, 1997 consisted primarily of the following: compensation, benefits and travel expenses of $3.0 million (including the $958,000 non-cash charge discussed above), certain marketing expenses, including advertising, promotions, and consulting, of $490,000, professional services expenses of $3.4 million (including the approximate $2.0 million charge discussed above), occupancy costs of $216,000 and all other costs of $92,000.

  The $8.0 million write-off of purchased in-process research and development noted above represents the amount of the purchase price of the Acquisitions allocated to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. The acquired in-process research and development represents engineering and test activities associated with the introduction of new enhanced services and information systems. The Operating Centers are working on projects that are essential to offering high quality, secure and reliable products including unattended audio conferencing, video and data teleconferencing, integrated voice response and broadcast fax services. Since these projects had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of November 12, 1997, the date VIALOG Corporation acquired the Operating Centers. These projects are expected to be completed within 18 months at a cost of approximately $2.0 million in 1998 and $300,000 in 1999. The Company expects to begin realizing incremental benefits as the projects are completed.

  VIALOG had net operating loss carryforwards of $0 and $3.9 million at December 31, 1996 and 1997, respectively, which expire in 2012. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. In assessing the realizability of deferred tax assets, VIALOG considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets. See Note 9 to VIALOG's Consolidated Financial Statements.

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

  On November 12, 1997, VIALOG completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to VIALOG at any time on or prior to November 15, 1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and
(viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require VIALOG to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. The Company is in compliance with all covenants contained in the Indenture.

  The Company anticipates that its cash flows from operations and existing cash balances will meet or exceed its 1998 working capital needs, debt service requirements and planned capital expenditures for property and equipment. The Company expects to meet its liquidity requirements beyond 1998, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

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

  The Acquisition agreements, pursuant to which the Operating Centers were acquired, limit through 1999 the Company's ability to change the location of an Operating Center's facilities (except for the Montgomery Center), physically merge the Operating Center's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable Acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Operating Center. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity.

  The Company is highly leveraged and has a stockholders' deficit at December 31, 1997. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

  The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

  The Company is using both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has performed a preliminary review of its existing computer programs to address the Year 2000 issue. Based on the preliminary review, the Company believes that the Year 2000 issue will not have a significant impact on the operations or the financial results of the Company. The internally developed computer programs used in the operations of the Company that are expected to be used beyond the year 1999 are Year 2000 compliant. Additionally, as part of the integration of the Acquired Companies, the Company will be implementing common systems in both the operations and financial management areas of the Company within the next two years. The systems implemented or upgraded will all be Year 2000 compliant, one of the criteria of the systems integration plan. The Company will continue to assess the impact of the Year 2000 issue as a part of the systems integration plan. The Company is in the process of contacting all of its software and hardware suppliers with regard to their respective Year 2000 compliant programs.

  Due to the relative low levels of inflation experienced in 1995, 1996 and 1997, inflation did not have a significant effect on the results of the combined companies in those years.

COMBINED ACQUIRED COMPANIES AND VIALOG CORPORATION

  The combined Acquired Companies' and VIALOG Corporation's Statements of Operations data for the years ended December 31, 1995, 1996 and 1997 do not purport to present the financial results or the financial condition of the combined Acquired Companies and VIALOG Corporation in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues of the individual Acquired Companies and VIALOG Corporation on an historical basis, and excludes the effects of pro forma adjustments. This combined data prior to the Acquisitions will not be comparable to and may not be indicative of the Company's post-combination results of operations because the Acquired Companies were not under common control or management.

RESULTS OF OPERATIONS--COMBINED ACQUIRED COMPANIES AND VIALOG CORPORATION

  The following unaudited combined data of the Acquired Companies and VIALOG Corporation on an historical basis are derived from the respective audited and unaudited financial statements. Such data excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                      1995           1996           1997
                                  -------------  -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net revenues..................... $21,855 100.0% $29,005 100.0% $35,917 100.0%
Cost of revenues, excluding
 depreciation....................  11,747  53.7%  14,572  50.2%  18,287  50.9%

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net revenues. All Acquired Companies reflected an increase in net revenues during the year ended December 31, 1997 compared to the year ended December 31, 1996. Combined net revenues increased $6.9 million, or 23.8%, from $29.0 million in 1996 to $35.9 million in 1997. Overall, the increase was primarily due to increased call volumes for audio conferencing services. The major components of this increase were (i) an increase in Access' net revenues of $3.5 million, or 38.5%, from $9.1 million in 1996 to $12.6 million in 1997, which consisted of increased sales of teleconferencing services of $2.2 million and $1.3 million to existing and new customers, respectively, (ii) an increase in Call Points' net revenues of $1.0 million, or 12.9%, from $7.5 million in 1996 to $8.5 million in 1997, which was primarily attributable to sales of teleconferencing services to existing customers and sales to new customers, and (iii) an increase in TCC's net revenues of $725,000, or 21.3%, from $3.4 million in 1996 to $4.1 million in 1997, which was primarily attributable to sales to existing customers and new customers. This growth was achieved despite the fact that TCC's net revenues for 1996 included $707,000 of net revenues from a portion of TCC's business that was divested in December 1996.

  Cost of revenues, excluding depreciation. Combined cost of revenues, excluding depreciation increased $3.7 million, or 25.5%, from $14.6 million in 1996 to $18.3 million in 1997 and increased slightly as a percentage of net revenues from 50.2% in 1996 to 50.9% in 1997. The dollar increase was primarily attributable to (i) an increase in Access' cost of revenues, excluding depreciation of $1.9 million, or 54.3%, from $3.6 million in 1996 to $5.5 million in 1997 related to the substantial investment made in personnel and related costs associated with video conferencing and increased telecommunications and personnel expense associated with the growth in revenues, (ii) an increase in Americo's cost of revenues, excluding depreciation of $609,000, or 74.4%, from $818,000 in 1996 to $1.4 million in 1997 primarily due to telecommunications costs and personnel expenses to support the current and expected call volume, and (iii) an increase in Call Points' cost of revenues, excluding depreciation of $626,000, or 11.9%, from $5.3 million in 1996 to $5.9 million in 1997, which was primarily attributable to increased telecommunications costs and personnel expenses to support the increased call volume.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net revenues. All Acquired Companies reflected an increase in net revenues during 1996. Combined net revenues increased by $7.1 million, or 32.7%, from $21.9 million in 1995 to $29.0 million in 1996. Overall, the increase was primarily due to increased call volume for audio conferencing service experienced by all of the Acquired Companies. The major components of this increase were (i) an increase in Access' net revenues of $2.6 million, or 39.4%, from $6.5 million in 1995 to $9.1 million in 1996 resulting from increased sales of $1.4 million and $1.2 million to existing and new customers, respectively, (ii) an increase in CSI's revenues of $2.1 million, or 54.1%, from $3.8 million in 1995 to $5.9 million in 1996 resulting from a $2.2 million increase in net revenues from two significant customers, and
(iii) an increase in TCC's net revenues of $1.1 million, or 45.8%, from $2.3 million in 1995 to $3.4 million in 1996 resulting from additional sales of audio teleconferencing services to existing customers and sales to new customers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased by $2.8 million, or 24.1%, from $11.7 million in 1995 to $14.6 million in 1996 and decreased as a percentage of net revenues from 53.7% in 1995 to 50.2% in 1996. The dollar increase in cost of revenues, excluding depreciation was primarily attributable to (i) an increase in CSI's cost of revenues, excluding depreciation of $821,000, or 50.8%, from $1.6 million in 1995 to $2.4 million in 1996 resulting from increased telecommunications costs associated with increased call volumes and costs associated with the addition of nine operators, (ii) an increase in Access' cost of revenues, excluding depreciation of $543,000, or 18.0%, from $3.0 million in 1995 to $3.6 million in 1996 resulting from increased telecommunications, personnel and occupancy costs and the salaries and benefits for 16 additional operators associated with increased call volumes, and (iii) an increase in TCC's cost of revenues, excluding depreciation of $618,000, or 58.2%, from $1.1 million in 1995 to $1.7 million in 1996 resulting from increased telecommunications and personnel costs associated with increased call volumes.

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

ACCESS AND CSI

  The selected historical financial information presented in the tables below for the selected Acquired Companies is derived from, and should be read in conjunction with, the respective audited financial statements and related notes thereto of the individual Acquired Companies included elsewhere herein and "Access and CSI Selected Financial Data." The individual selected financial information for Access and CSI is presented because Access and CSI are the Acquired Companies that are considered to represent a significant percentage of the operating results of the Company. Specifically, Access and CSI represented 29% and 57%, respectively, of the operating income of the Acquired Companies on a combined basis for the period from January 1, 1997 to November 12, 1997. The selected historical financial information for all Acquired Companies on a combined basis, and VIALOG Corporation is included elsewhere herein.

ACCESS

  Founded in 1987, Access specializes in providing group communications services to numerous organizations, including financial institutions, government agencies, trade associations and professional service companies. Access is headquartered and maintains its operations center in Reston, Virginia.

RESULTS OF OPERATIONS--ACCESS

  The following table sets forth certain historical financial data of Access and such data as a percentage of net revenues for the periods presented:

                                                                    JANUARY 1,     NOVEMBER 13,
                                  YEAR ENDED DECEMBER 31,             1997 TO        1997 TO
                         ----------------------------------------- NOVEMBER 12,    DECEMBER 31,
                             1994          1995          1996          1997            1997
                         ------------- ------------- ------------- -------------  ---------------
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Net revenues............ $5,114 100.0% $6,508 100.0% $9,073 100.0% $10,945 100.0% $ 1,620   100.0 %
Cost of revenues,
 excluding
 depreciation...........  2,608  51.0%  3,021  46.4%  3,564  39.3%   4,791  43.8%     709    43.8 %
Selling, general and
 administrative
 expenses...............  1,691  33.1%  2,484  38.2%  3,332  36.7%   4,124  37.7%   2,603   160.6 %
Depreciation and
 amortization expense...    269   5.2%    496   7.6%    630   6.9%     823   7.5%     183    11.3 %
                         ------ ------ ------ ------ ------ ------ ------- -----  -------  ------
Operating income
 (loss)................. $  546  10.7% $  507   7.8% $1,547  17.1% $ 1,207  11.0% $(1,875) (115.7)%
                         ====== ====== ====== ====== ====== ====== ======= =====  =======  ======

 Periods January 1 to November 12, 1997 and November 13 to December 31, 1997 compared to Year Ended December 31, 1996

  Net revenues. Net revenues increased from $9.1 million for the year ended December 31, 1996 to $10.9 million and $1.6 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase in net revenues consisted of additional sales of teleconferencing services, due to increased call volumes, to existing and new customers. Sales to new customers were approximately $1.1 million and $167,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. These increases reflect a substantial increase in net revenues from audio and enhanced teleconferencing services, as well as revenues of $228,000, $53,000 and $13,000 for video conferencing services for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997 and the year ended December 31, 1996, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased from $3.6 million for the year ended December 31, 1996 to $4.8 million and $709,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. As a percentage of net revenues, cost of revenues increased 4.5 percentage points, from 39.3% for the year ended December 31, 1996 to 43.8% for each of the periods January 1 to November 12, 1997 and November 13 to December 31, 1997. The percentage increase is primarily the result of the substantial investment in personnel and related costs made in video conferencing during the periods January 1 to November 12, 1997 and November 13 to December 31, 1997.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.3 million for the year ended December 31, 1996 to $4.1 million and $2.6 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The dollar increase was primarily the result of (i) a $2.2 million write-off of in-process research and development costs during the period November 13 to December 31, 1997, relating to the acquisition of Access by VIALOG Corporation, (ii) a $481,000 charge related to acquisition consulting services provided to the former stockholders of Access in connection with the sale of Access to VIALOG Corporation and the write-off of a consulting agreement and an agreement not to compete which were determined by Access to have no future value as of November 12, 1997 and (iii) additional operating expenses consistent with the increase in net revenues experienced by Access.

  Depreciation and amortization expense. Depreciation and amortization expense increased from $630,000 for the year ended December 31, 1996 to $823,000 and $183,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The dollar increase is the result of additional property and equipment of $1.7 million and $380,000 acquired during the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively, to support the growth in net revenues and the amortization of goodwill and intangible assets since November 12, 1997, related to the acquisition of Access by VIALOG Corporation.

 Year Ended December 31, 1996 compared to Year Ended December 31, 1995

  Net revenues. Net revenues increased $2.6 million, or 39.4%, from $6.5 million for the year ended December 31, 1995 to $9.1 million for the year ended December 31, 1996. The increase in net revenues consisted of additional sales of audio teleconferencing services, due to increased call volumes, of $1.4 million and $1.2 million to existing and new customers, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased $543,000, or 18.0%, from $3.0 million for the year ended December 31, 1995 to $3.6 million for the year ended December 31, 1996. The dollar increase was primarily attributable to increased telecommunications costs related to increased call volume and occupancy costs and the salaries and benefits for 16 additional operators. As a percentage of net revenues, cost of revenues, excluding depreciation decreased 7.1 percentage points, from 46.4% for the year ended December 31, 1995 to 39.3% for the year ended December 31, 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $848,000, or 34.1%, from $2.5 million for the year ended December 31, 1995 to $3.3 million for the year ended
December 31, 1996. The dollar increase was primarily the result of increased occupancy costs, non-recurring executive compensation and bad debt expense. As a percentage of net revenues, selling, general and administrative expenses decreased 1.5 percentage points from 38.2% for the year ended December 31, 1995 to 36.7% for the year ended December 31, 1996.

  Depreciation and amortization expense. Depreciation and amortization expense increased $134,000, or 27.0% from $496,000 for the year ended December 31, 1995 to $630,000 for the year ended December 31, 1996. The dollar increase is the result of additional property and equipment of $783,000 acquired during 1996 to support the growth experienced in net revenues. As a percentage of net revenues, depreciation expense decreased

0.7 percentage points from 7.6% for the year ended December 31, 1995 to 6.9% for the year ended December 31, 1996.

 Year Ended December 31, 1995 compared to Year Ended December 31, 1994

  Net revenues. Net revenues increased $1.4 million, or 27.3%, from $5.1 million for the year ended December 31, 1994 to $6.5 million for the year ended December 31, 1995. The increase in net revenues consisted primarily of additional sales of teleconferencing services, due to increased call volumes, of $730,000 and $664,000 to existing and new customers, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased $413,000, or 15.8%, from $2.6 million for the year ended December 31, 1994 to $3.0 million for the year ended December 31, 1995. The dollar increase was primarily attributable to salaries and benefits for 10 additional operators. As a percentage of net revenues, cost of revenues, excluding depreciation decreased 4.6 percentage points, from 51.0% for the year ended December 31, 1994 to 46.4% for the year ended December 31, 1995.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $793,000, or 46.9%, from $1.7 million for the year ended December 31, 1994 to $2.5 million for the year ended December 31, 1995. The dollar increase was primarily the result of moving expenses and additional occupancy costs associated with relocating to a larger facility. As a percentage of net revenues, selling, general and administrative expenses increased 5.1 percentage points from 33.1% for the year ended December 31, 1994 to 38.2% for the year ended December 31, 1995.

  Depreciation and amortization expense. Depreciation and amortization expense increased $227,000, or 84.4% from $269,000 for the year ended December 31, 1994 to $496,000 for the year ended December 31, 1995. The dollar increase is the result of $1.4 million in purchases of additional property and equipment during the year ended December 31, 1995 to support the growth experienced in net revenues and the relocation to a larger facility. As a percentage of net revenues, depreciation expense increased 2.4 percentage points from 5.2% for the year ended December 31, 1994 to 7.6% for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES--ACCESS

  The following table sets forth selected financial information from Access' statements of cash flows:

                                     YEAR ENDED DECEMBER
                                             31,
                                     ----------------------
                                                             JANUARY 1, 1997 TO
                                     1994    1995     1996   NOVEMBER 12, 1997
                                     -----  -------  ------  ------------------
                                                 (IN THOUSANDS)
Net cash provided by (used in):
  Operating activities.............  $ 592  $   821  $2,048       $ 2,932
  Investing activities.............   (557)  (1,432)   (795)       (1,704)
  Financing activities.............     22      771    (839)       (1,549)
                                     -----  -------  ------       -------
Net increase (decrease) in cash and
 cash equivalents..................  $  57  $   160  $  414       $  (321)
                                     =====  =======  ======       =======

  Access had positive cash flow from operations in each year ended December 31, 1994, 1995 and 1996 and the period January 1, 1997 to November 12, 1997. Cash used in investing activities related primarily to the acquisition of property and equipment. Net cash provided by financing activities was primarily the result of borrowings on notes payable to finance the acquisition of property and equipment. Net cash used in financing activities consisted of the repayment of notes payable, principal payments under capital lease obligations, payments to a former stockholder and distributions to stockholders. Distributions to stockholders totaled $39,000, $0, $475,000 and $1,284,000 for the years ended December 31, 1994, 1995, and 1996 and the period January 1, 1997 to November 12, 1997, respectively.

CSI

  Founded in 1992, CSI specializes in providing audio teleconferencing services and enhanced services to certain facilities-based and non-facilities-based telecommunications providers. CSI is headquartered and maintains its operations center in Atlanta, Georgia.

RESULTS OF OPERATIONS--CSI

  The following table sets forth certain historical financial data of CSI and such data as a percentage of net revenues for the periods presented:

                                                                    JANUARY 1,    NOVEMBER 13,
                                YEAR ENDED DECEMBER 31,              1997 TO        1997 TO
                         ----------------------------------------  NOVEMBER 12,   DECEMBER 31,
                             1994          1995          1996          1997           1997
                         ------------  ------------  ------------  ------------  ---------------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net revenue............. $2,331 100.0% $3,808 100.0% $5,868 100.0% $5,579 100.0% $   854   100.0 %
Cost of revenues,
 excluding
 depreciation...........  1,256  53.9%  1,617  42.5%  2,438  41.6%  2,052  36.8%     322    37.7 %
Selling, general and
 administrative
 expenses...............    707  30.3%    905  23.8%    998  17.0%    831  14.9%   3,493   409.0 %
Depreciation and
 amortization
 expense................    235  10.1%    292   7.6%    393   6.7%    356   6.4%     168    19.7 %
                         ------ -----  ------ -----  ------ -----  ------ -----  -------  ------
Operating income
 (loss)................. $  133   5.7% $  994  26.1% $2,039  34.7% $2,340  41.9% $(3,129) (366.4)%
                         ====== =====  ====== =====  ====== =====  ====== =====  =======  ======

Periods January 1 to November 12, 1997 and November 13 to December 31, 1997 Compared to Year Ended December 31, 1996

  Net Revenues. Net revenues increased from $5.9 million in 1996 to $5.6 million and $854,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase is primarily due to increased revenues from CSI's two significant customers. Net revenues from such customers represented 70.0 % of CSI's net revenues for the year ended December 31, 1996 and approximately 71.6% and 71.4% of CSI's net revenues for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation decreased slightly from $2.4 million in 1996 to $2.1 million and $322,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The decrease in cost of revenues, excluding depreciation on increased call volumes was primarily the result of lower telecommunications rates included in a contract which became effective in November 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased from $998,000 in 1996 to $831,000 and $3.5 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase was primarily the result of a $3.4 million write-off of in-process research and development costs relating to the acquisition of CSI by VIALOG Corporation.

  Depreciation and amortization expense. Depreciation and amortization expense increased from $393,000 for the year ended December 31, 1996 to $356,000 and $168,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase was the result of additional property and equipment acquired to support the growth in net revenues and the amortization of goodwill and intangible assets since November 12, 1997, related to the acquisition of CSI by VIALOG Corporation.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net revenues. Net revenues increased $2.1 million, or 54.1%, from $3.8 million in 1995 to $5.9 million in 1996. Virtually all of this increase was the result of a $2.2 million increase in net revenues from two significant customers of CSI. Net revenues from such customers represented 54.0% and 70.0% of CSI's net revenues for the years ended December 31, 1995 and 1996, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased $821,000, or 50.8%, from $1.6 million in 1995 to $2.4 million in 1996. As a percentage of net revenues, cost of revenues, excluding depreciation decreased 0.9 percentage point from 42.5% in 1995 to 41.6% in 1996. The dollar increase was primarily attributable to increased telecommunications expenses associated with increased call volumes and costs associated with the addition of nine operators.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $93,000, or 10.3%, from $905,000 in 1995 to $998,000 in 1996. As a percentage of net revenues, selling, general and administrative expenses decreased 6.8 percentage points from 23.8% in 1995 to 17.0% in 1996. This percentage decrease was primarily attributable to spreading fixed costs over a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased $101,000, or 34.6%, from $292,000 for the year ended December 31, 1995 to $393,000 for the year ended December 31, 1996. The increase was the result of additional property and equipment acquired to support the growth in net revenues.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net revenues. Net revenues increased $1.5 million, or 63.4%, from $2.3 million in 1994 to $3.8 million in 1995. Virtually all of this increase was the result of a $1.4 million increase in net revenues from two significant customers of CSI. Net revenues from such customers represented 28.0% and 54.0% of total net revenues for the years ended December 31, 1994 and 1995, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues increased $361,000, or 28.7%, from $1.3 million in 1994 to $1.6 million in 1995. As a percentage of net revenues, cost of revenues decreased 11.4 percentage points from 53.9% in 1994 to 42.5% in 1995. This percentage decrease was primarily attributable to a reduction in local access charges, telecommunications expenses and the termination of a lease for network access.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $198,000, or 28.0%, from $707,000 in 1994 to $905,000 in 1995. As a percentage of net revenues, selling, general and administrative expenses decreased 6.5 percentage points from 30.3% in 1994 to 23.8% in 1995. This percentage decrease was primarily attributable to spreading such costs over a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased $57,000, or 24.3%, from $235,000 for the year ended December 31, 1994 to $292,000 for the year ended December 31, 1995. The increase was the result of additional property and equipment acquired to support the growth in net revenues.

LIQUIDITY AND CAPITAL RESOURCES--CSI

  The following table sets forth selected financial information from CSI's statements of cash flows:

                                   YEAR ENDED DECEMBER
                                           31,
                                   ---------------------    JANUARY 1, 1997
                                   1994   1995    1996    TO NOVEMBER 12, 1997
                                   -----  -----  -------  --------------------
                                               (IN  THOUSANDS)
Net cash provided by (used in):
  Operating activities............ $  53  $ 721  $ 2,128        $ 2,897
  Investing activities............  (476)  (225)     (41)          (311)
  Financing activities............   426   (144)  (2,144)        (2,801)
                                   -----  -----  -------        -------
Net increase (decrease) in cash
 and cash equivalents............. $   3  $ 352  $   (57)       $  (215)
                                   =====  =====  =======        =======

  CSI had a positive cash flow from operations in each year ended December 31, 1994, 1995, 1996 and the period January 1, 1997 to November 12, 1997. Cash used in investing activities in 1994, 1995, 1996 and the period January 1, 1997 to November 12, 1997 related solely to the acquisition of property and equipment. Cash provided by financing activities consisted of the proceeds of borrowings on long-term debt and from the refinancing of capital lease obligations. Cash used in financing activities consisted of repayments of long-term debt and capital lease obligations and distributions to stockholders. Stockholder distributions totaled $1.6 million and $2.6 million for the year ended December 31, 1996 and the period January 1, 1997 through November 12, 1997, respectively. There were no stockholder distributions in 1994 and 1995. As of November 12, 1997, CSI had a working capital deficit of $23,000.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

  The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward- looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

  Absence of Consolidated Operating History. VIALOG Corporation was founded on January 1, 1996 and has only conducted operations and generated revenues since November 12, 1997, the date of the Acquisitions. The Acquired Companies operated as separate, independent businesses prior to the closing of the Acquisitions. The Company has used the purchase method of accounting to record the Acquisitions. Consequently, the pro forma combined financial information contained in this Report may not be indicative of the Company's future operating results and financial condition.

  Difficulty of Integrating the Acquired Companies. The Acquisition agreements place restrictions on the Company's ability to make certain changes for a two-year period following the Acquisitions. The successful and timely integration of the operations of the Acquired Companies is critical to the Company's future financial performance. There can be no assurance that the Company will be successful in integrating any of the operations of the Acquired Companies or, if integrated, that such combined operations will not demonstrate significant operating inefficiencies. The failure of the Company to integrate the operations of the Acquired Companies successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                                                    PAGE NUMBERS
                                                                    ------------
VIALOG CORPORATION
Report of Management...............................................      36
Independent Auditors' Report.......................................      37
Consolidated Balance Sheets........................................      38
Consolidated Statements of Operations..............................      39
Consolidated Statements of Stockholders' Equity (Deficit)..........      40
Consolidated Statements of Cash Flows..............................      41
Notes to Consolidated Financial Statements.........................      42
TELEPHONE BUSINESS MEETINGS, INC. ("ACCESS")
Independent Auditors' Report.......................................      56
Balance Sheets.....................................................      57
Statements of Operations...........................................      58
Statements of Stockholders' Equity.................................      59
Statements of Cash Flows...........................................      60
Notes to Financial Statements......................................      61
CONFERENCE SOURCE INTERNATIONAL, INC. ("CSI")
Independent Auditors' Report.......................................      67
Balance Sheets.....................................................      68
Statements of Operations...........................................      69
Statements of Stockholders' Equity.................................      70
Statements of Cash Flows...........................................      71
Notes to Financial Statements......................................      72

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

Glenn D. Bolduc                           John J. Dion
Chief Executive Officer,                  Vice President--Finance
President and Treasurer

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

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
February 20, 1998

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................    $  337      $  9,567
  Accounts receivable, net of allowance for doubtful
   accounts of $0 and $32, respectively..............       --          5,686
  Prepaid expenses...................................       --            156
  Deferred offering costs............................       377           --
  Other current assets...............................        13           101
                                                         ------      --------
    Total current assets.............................       727        15,510
Property and equipment, net..........................         7         7,544
Deferred debt issuance costs.........................       --          7,324
Goodwill and intangible assets, net..................       --         44,391
Deferred income taxes................................       522           --
Other assets.........................................         7           314
                                                         ------      --------
    Total assets.....................................    $1,263      $ 75,083
                                                         ======      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt..................    $  --       $    397
  Accounts payable...................................       313         2,129
  Accrued expenses...................................       663         5,725
                                                         ------      --------
    Total current liabilities........................       976         8,251
Long-term debt, less current portion.................       --         71,539
Other long-term liabilities..........................       --            175
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding...........       --            --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized; 2,695,300 and 3,486,380 shares,
   respectively, issued and outstanding..............        28            35
  Additional paid-in capital.........................     1,044        11,689
  Retained deficit...................................      (785)      (16,606)
                                                         ------      --------
    Total stockholders' equity (deficit).............       287        (4,882)
                                                         ------      --------
    Total liabilities and stockholders' equity
     (deficit).......................................    $1,263      $ 75,083
                                                         ======      ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                        1996         1997
                                                     -----------  -----------
Net revenues........................................ $       --   $     4,816
Cost of revenues, excluding depreciation............         --         2,492
Selling, general and administrative expenses........       1,308        7,178
Depreciation expense................................         --           273
Amortization of goodwill and intangibles............         --           306
Write-off of purchased in-process research
 and development....................................         --         8,000
                                                     -----------  -----------
  Operating loss....................................      (1,308)     (13,433)
Interest income (expense), net......................           1       (1,866)
                                                     -----------  -----------
  Loss before income taxes..........................      (1,307)     (15,299)
Income tax benefit (expense)........................         522         (522)
                                                     -----------  -----------
  Net loss.......................................... $      (785) $   (15,821)
                                                     ===========  ===========
Net loss per share - basic and diluted.............. $     (0.38) $     (5.48)
                                                     ===========  ===========
Weighted average shares outstanding.................   2,088,146    2,889,005
                                                     ===========  ===========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                             COMMON STOCK      ADDITIONAL                  TOTAL
                          --------------------  PAID-IN   ACCUMULATED  STOCKHOLDERS'
                           SHARES    PAR VALUE  CAPITAL     DEFICIT   EQUITY (DEFICIT)
                          ---------  --------- ---------- ----------- ----------------
Initial investment at
 incorporation on
 January 1, 1996........  1,332,800     $14     $    (7)   $    --        $      7
Additional shares issued
 in connection with
 initial
 capitalization.........    360,000       4          21         --              25
Issuance of common
 stock:
  Contribution of common
   stock to capital.....   (250,000)     (2)          2         --             --
  Outsiders by private
   placement dated May
   8, 1996..............    378,000       4         101         --             105
  Outsiders by private
   placement dated
   October 22, 1996.....    380,000       4         756         --             760
  Employees in lieu of
   payment for
   services.............    242,500       2          91         --              93
  Consultants in lieu of
   payment for
   services.............    177,000       2          28         --              30
  Options exercised.....     75,000     --            2         --               2
Options granted to
 consultants............        --      --           50         --              50
Net loss................        --      --          --         (785)          (785)
                          ---------     ---     -------    --------       --------
Balance at December 31,
 1996...................  2,695,300      28       1,044        (785)           287
Options exercised.......    104,000     --            2         --               2
Conversion of 10%
 Subordinated
 Convertible Notes
 Payable................    127,750       1         254         --             255
Issuance of common stock
 in connection with
 acquisitions...........    559,330       6       3,211         --           3,217
Warrants related to 8%
 Notes Payable dated
 February 24, 1997......        --      --          129         --             129
Warrants related to 12
 3/4% Senior Notes
 Payable dated November
 12, 1997...............        --      --        6,091         --           6,091
Options granted to
 consultants............        --      --          180         --             180
Options granted to
 employees..............        --      --          778         --             778
Net loss................        --      --          --      (15,821)       (15,821)
                          ---------     ---     -------    --------       --------
Balance at December 31,
 1997...................  3,486,380     $35     $11,689    $(16,606)      $ (4,882)
                          =========     ===     =======    ========       ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                1996     1997
                                                                -----  --------
Cash flows from operating activities:
 Net loss...................................................... $(785) $(15,821)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation ...............................................   --        273
   Amortization of goodwill and intangibles....................   --        306
   Amortization of debt issuance costs and debt discount.......   --        545
   Provision for doubtful accounts.............................   --         32
   Deferred income taxes.......................................  (522)      522
   Write-off of deferred offering costs........................   --        377
   Compensation expense for issuance of common stock and
    options....................................................   173       958
   Write-off of purchased in-process research and development..   --      8,000
 Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
   Accounts receivable.........................................   --       (576)
   Prepaid expenses and other current assets...................   (13)      (68)
   Other assets................................................    (7)      (64)
   Accounts payable............................................   313      (351)
   Accrued expenses............................................   663     1,716
   Other long-term liabilities.................................   --          3
                                                                -----  --------
   Cash flows used in operating activities.....................  (178)   (4,148)
                                                                -----  --------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired..............   --    (53,308)
 Additions to property and equipment...........................    (7)     (454)
                                                                -----  --------
   Cash flows used in investing activities.....................    (7)  (53,762)
                                                                -----  --------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt and warrants.........   --     75,755
 Payments of long-term debt of businesses acquired.............   --     (2,239)
 Payments of long-term debt....................................   --       (533)
 Proceeds from issuance of common stock........................   899         2
 Deferred offering costs.......................................  (377)      --
 Deferred debt issuance costs..................................   --     (5,845)
                                                                -----  --------
   Cash flows provided by financing activities.................   522    67,140
                                                                -----  --------
Net increase in cash and cash equivalents......................   337     9,230
Cash and cash equivalents at beginning of period...............   --        337
                                                                -----  --------
Cash and cash equivalents at end of period..................... $ 337  $  9,567
                                                                =====  ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest.................................................... $ --   $     72
                                                                =====  ========
   Taxes....................................................... $ --   $      1
                                                                =====  ========
Non-cash investing and financing transactions:
 Conversion of 10% Subordinated Convertible Notes Payable...... $ --   $    256
                                                                =====  ========
 Issuance of common stock in connection with acquisitions...... $ --   $  3,217
                                                                =====  ========
 Issuance of warrants to the initial purchaser of the Senior
  Notes and included in deferred debt issuance costs........... $ --   $  1,740
                                                                =====  ========
Acquisitions of businesses:
   Assets acquired............................................. $ --   $ 66,523
   Liabilities assumed and issued..............................   --     (9,096)
   Common stock issued.........................................   --     (3,217)
                                                                -----  --------
   Cash paid...................................................   --     54,210
   Less cash acquired..........................................   --       (902)
                                                                -----  --------
     Net cash paid for acquisitions of businesses.............. $ --   $ 53,308
                                                                =====  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  VIALOG Corporation ("VIALOG") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to VIALOG Corporation. For purposes of these Notes to Consolidated Financial Statements, "VIALOG" means VIALOG Corporation on a stand alone basis prior to November 12, 1997 and VIALOG Corporation and its consolidated subsidiaries on and after November 12, 1997. VIALOG was formed to create a national provider of electronic group communications services, consisting primarily of operator-attended and operator-on-demand audio teleconferencing, as well as video and data conference services. On November 12, 1997, VIALOG closed a private placement of $75.0 million in Senior Notes due in 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, VIALOG acquired six private conference service bureaus located in the United States (See Note 2 "Acquisitions").

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

  VIALOG capitalizes costs related to software obtained for internal use. These costs are included in computer equipment and amortized accordingly. During 1996 and 1997, these costs were not significant.

                              VIALOG CORPORATION

 (g) Goodwill and Intangible Assets

  Goodwill and identifiable intangible assets, which consisted of assembled workforce and developed technology, result from the excess of the purchase price over the net assets of businesses acquired. The cost approach method and the income approach method were used to value the assembled workforce and developed technology, respectively. Goodwill and intangibles are being amortized on a straight-line basis over the following periods: 6 years for developed technology, 13 years for assembled workforce and 20 years for goodwill, which represent their estimated useful lives. VIALOG measures impairment of goodwill and intangible assets by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable Acquired Companies, (ii) projected future operating results of the applicable Acquired Companies, and (iii) any other material event or circumstance that indicates the carrying amount of the assets may not be recoverable. Recoverability of goodwill and intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the Acquired Company. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Goodwill and intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996   1997
                                                                  ----- -------
                                                                   (DOLLARS IN
                                                                   THOUSANDS)
   Goodwill...................................................... $ --  $41,457
   Developed technology..........................................   --    1,930
   Assembled workforce...........................................   --    1,310
                                                                  ----- -------
                                                                    --   44,697
   Less: accumulated amortization................................   --     (306)
                                                                  ----- -------
                                                                  $ --  $44,391
                                                                  ===== =======

 (h) Research and Development

  VIALOG maintains technical support and engineering departments that, in part, develop features and products for group communications. In accordance with SFAS No. 2, Accounting for Research and Development Costs, VIALOG charges to expense when incurred (included in cost of revenues) that portion of the department costs which relate to research and development activities. Prior to the acquisition of the businesses described in Note 2 "Acquisitions", VIALOG did not conduct any research and development activities. Research and development costs for the period ended December 31, 1997 reflect the activities of the acquired businesses from November 12, 1997 through December 31, 1997 and were not significant.

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

 (j) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

                              VIALOG CORPORATION
amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (k) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  VIALOG adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on VIALOG's financial position, results of operations, or liquidity.

 (l) Loss Per Share

  In 1997, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. As VIALOG has been in a net loss position for the years ended December 31, 1996 and 1997, common stock equivalents of 249,813 and 896,900, for the years ended December 31, 1996 and 1997, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

(2) ACQUISITIONS

  On November 12, 1997, VIALOG acquired all of the issued and outstanding stock of Telephone Business Meetings, Inc. ("Access"), Conference Source International, Inc. ("CSI"), Kendall Square Teleconferencing, Inc. ("TCC"), American Conferencing Company, Inc. ("Americo") and Communication Development Corporation ("CDC"), and substantially all of the net assets of Call Points, Inc. ("Call Points") (together, the "Acquired Companies"). These acquisitions occurred contemporaneously with the closing of the Private Placement of a total of $75.0 million in Senior Notes due 2001 (See Note 6 "Long-Term Debt"). The acquisitions were accounted for using the purchase method.

  The following table sets forth for each Acquired Company the consideration paid its common stockholders in cash and in shares of common stock of VIALOG.

                                                           CASH(1)   SHARES OF
                                                           ($000'S) COMMON STOCK
                                                           -------- ------------
   Access................................................. $19,000        --
   CSI....................................................  18,675        --
   Call Points............................................   8,000     21,000
   TCC....................................................   3,645    166,156
   Americo................................................   1,260    267,826
   CDC....................................................   2,400    104,348
                                                           -------    -------
   Total Consideration.................................... $52,980    559,330
                                                           =======    =======

--------
(1) Excludes tax reimbursements of approximately $925,000 to certain stockholders of certain of the Acquired Companies.

                              VIALOG CORPORATION

  The total purchase price of the Acquired Companies was $57.6 million and consisted of approximately $53.0 million in cash paid to the stockholders of the Acquired Companies (the "Sellers"), $500,000 of acquisition costs, the issuance of 559,330 shares of common stock to the Sellers and approximately $925,000 related to tax reimbursements The shares of common stock were valued at $5.75 per share which represents the estimated fair market value based on arms-length negotiations with the former stockholders of the Acquired Companies. The total purchase price was allocated as follows (in thousands):

      Working capital deficit......................................... $  (618)
      Property and equipment, net.....................................   7,356
      Goodwill and intangible assets..................................  44,697
      Purchased in-process research and development...................   8,000
      Other assets....................................................     200
      Long-term liabilities...........................................  (2,014)
                                                                       -------
                                                                       $57,621
                                                                       =======

  The purchase price exceeded the fair value of the net assets acquired by $52.7 million. The excess was allocated to goodwill and other intangibles which are being amortized over periods from 6 to 20 years. In addition, at the time of the acquisitions, VIALOG repaid $2.2 million of long-term debt of the Acquired Companies.

  In connection with the acquisitions, VIALOG recorded a non-recurring charge of $8.0 million related to the fair value of purchased in-process research and development. The $8.0 million write-off of purchased research and development noted above represents the amount of the purchase price of the Acquisitions allocated to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. The acquired in-process research and development represents engineering and test activities associated with the introduction of new enhanced services and information systems. The Acquired Companies are working on projects that are essential to offering high quality, secure and reliable products including unattended audio conferencing, video and data teleconferencing, integrated voice response and broadcast fax services. Since these had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the date of the Acquisition.

  The operating results of the Acquired Companies have been included in the Consolidated Statement of Operations from the date of acquisition. The unaudited pro forma consolidated historical results for the years ended December 31, 1996 and 1997 below assume the acquisitions occurred at the beginning of fiscal 1996:

                                                          1996         1997
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
   Net revenues....................................... $    28,298  $    35,917
   Net loss........................................... $   (11,529) $   (15,752)
   Net loss per share................................. $     (4.35) $     (4.68)

  The pro forma results include amortization of the goodwill and intangible assets described above, interest expense on debt assumed issued to finance the acquisitions and reductions to selling, general and administrative expenses related to certain royalties, compensation and benefits that were eliminated or reduced as a result of the acquisitions. The pro forma results do not include the write-off of in-process research and development expenses at the date of acquisition. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

  The acquisition agreements, pursuant to which the Acquired Companies were acquired, limit through 1999 the Company's ability to change the location of an Acquired Company's facilities, physically merge the Acquired

                              VIALOG CORPORATION

Company's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Acquired Company. Based on the term of these limitations and since the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity.

(3) CASH AND CASH EQUIVALENTS

  VIALOG classifies all investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. VIALOG's policy is to invest cash primarily in income producing short-term instruments and to keep uninvested cash balances at minimum levels.

  VIALOG's financial investments consist of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair value of VIALOG's long-term debt at December 31, 1997 is based on quoted market values. The fair value of long-term debt was not materially different from its carrying amount.

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

                            BALANCE AT BEGINNING PROVISION CHARGED TO NET DEDUCTIONS  BALANCE AT
                                 OF PERIOD            OPERATIONS      FROM ALLOWANCE END OF PERIOD
                            -------------------- -------------------- -------------- -------------
                                                        (IN THOUSANDS)
   Year Ended December 31,
    1997...................         $--                  $ 32              $--           $ 32
   Year Ended December 31,
    1996...................         $--                  $--               $--           $--

(5) PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1996 and 1997 consists of the following:

                                                                    1996  1997
                                                                    ---- ------
                                                                        (IN
                                                                    THOUSANDS)
   Office furniture and equipment.................................. $  7 $  869
   Conferencing equipment..........................................  --   5,163
   Computer equipment..............................................  --     697
   Equipment under capital lease...................................  --     898
   Leasehold improvements..........................................  --     190
                                                                    ---- ------
                                                                       7  7,817
   Less: accumulated depreciation and amortization.................  --    (273)
                                                                    ---- ------
                                                                    $  7 $7,544
                                                                    ==== ======

                              VIALOG CORPORATION

(6) LONG-TERM DEBT

  Long-term debt at December 31, 1996 and 1997 consists of the following:

                                                                 1996  1997
                                                                 ---- -------
                                                                     (IN
                                                                  THOUSANDS)
   12 3/4% Senior Notes Payable, due 2001, net of unamortized discount of $0 and $4,203, respectively..................... $--  $70,797
   Capitalized lease obligations................................  --    1,044
   Other long-term debt.........................................  --       95
                                                                 ---- -------
       Total long-term debt.....................................  --   71,936
       Less current portion.....................................  --      397
                                                                 ---- -------
       Total long-term debt, less current portion............... $--  $71,539
                                                                 ==== =======

  NOTES PAYABLE

  On February 24, 1997, VIALOG issued $500,000 of 8% promissory notes due on the earlier of (a) ten days following the closing of an initial public offering or (b) one year from their issue date. Warrants to purchase 111,118 common shares at an exercise price of $4.50 were issued in conjunction with the promissory notes. The value of the warrants was determined using the minimum value method. The value of the warrants at the date of issuance totaled $129,000 and was amortized as interest expense. The warrants may be exercised between November 1997 and February 1999. In November 1997, the promissory notes were repaid, including accrued interest, from the proceeds of the Private Placement, which was completed on November 12, 1997. In conjunction with the Private Placement, the warrants issued to the note holders were increased to a total of 153,378 in accordance with anti-dilution provisions contained in the promissory notes.

  CONVERTIBLE BRIDGE FACILITY

  In October 1997, VIALOG completed a private placement to certain of its existing investors of $255,500 of 10% subordinated convertible promissory notes due on the earlier of (a) five days after the closing of a sale of VIALOG's equity securities or debt securities for an aggregate price of $50.0 million or more, or (b) January 1, 1998. The notes were convertible at the option of the holders at any time prior to and including the due date into such number of shares of VIALOG's common stock as determined by dividing the aggregate unpaid principal amount of the notes by the conversion price of $2.00 per share, subject to adjustment pursuant to the terms of the notes. The conversion price of $2.00 per share was equal to the estimated fair market value of VIALOG'S common stock on the date of issuance. In November 1997, the notes were converted into 127,750 shares of VIALOG's common stock.

  SENIOR NOTES PAYABLE

  On November 12, 1997, VIALOG completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Acquired Companies (see Note 15) and mature on November 15, 2001 and are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to VIALOG at any time on or prior to November 15, 1999 at certain premiums, as specified in the indenture pursuant to which the Senior Notes were issued (the "Indenture"). In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and

                              VIALOG CORPORATION
additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of VIALOG to purchase, redeem or otherwise acquire or retire any VIALOG common stock or warrants, rights or options to acquire VIALOG common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates,
(iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require VIALOG to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. The Company is in compliance with all covenants contained in the Indenture at December 31, 1997. Warrants to purchase 1,059,303 common shares at an exercise price of $.01 per share were issued in conjunction with the Senior Notes. Of the total issued, 756,645 warrants were attached to the Senior Notes and 302,658 were issued to Jefferies and Company, Inc., the initial purchaser of the Senior Notes, as part of its compensation for services rendered in connection with such offering. The value of the warrants attached to the Senior Notes was $4.4 million and was recorded as debt discount and additional paid-in capital. The value of the warrants issued, which represented additional consideration to the initial purchaser of the Senior Notes, was $1.7 million and was recorded as deferred debt issuance costs. In addition, the Company incurred commissions of $3.8 million and legal and other costs of $2.1 million. The deferred debt issuance costs are being amortized over the life of the Senior Notes. The warrants may be exercised between November 1997 and November 2001. The proceeds from the Senior Notes were used to complete the acquisitions (see Note 2 "Acquisitions"), repay outstanding indebtedness and fund working capital requirements. On February 12, 1998, VIALOG offered to exchange Senior Notes, Series B for Senior Notes, Series A (see Note 16 "Subsequent Events").

INTEREST INCOME (EXPENSE), NET

  Interest income (expense), net for the years ended December 31, 1996 and 1997 consists of the following:

                                                                1996    1997
                                                                ---------------
                                                                (IN THOUSANDS)
   Interest income............................................. $   1 $      56
   Interest expense............................................   --     (1,922)
                                                                ----- ---------
     Interest income (expense), net............................ $   1  $ (1,866)
                                                                ===== =========

(7) ACCRUED EXPENSES

  Accrued expenses at December 31, 1996 and 1997 consist primarily of accrued interest of $0 and $1.3 million respectively; accrued payroll and related costs of $257,000 and $1.1 million respectively; accrued acquisition and financing related expenses of $406,000 and $1.6 million respectively; and other accrued expenses of $0 and $1.7 million respectively.

(8) COMMITMENTS AND CONTINGENCIES

  VIALOG conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through May 2008. Certain long-term capital leases have been included in Property and Equipment and Long-Term Debt in the accompanying consolidated balance sheets.

                              VIALOG CORPORATION

  Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

  YEAR ENDING DECEMBER 31,                      CAPITAL LEASES OPERATING LEASES
  ------------------------                      -------------- ----------------
                                                        (IN THOUSANDS)
  1998.........................................     $  485          $1,035
  1999.........................................        434             980
  2000.........................................        232             938
  2001.........................................         90             809
  2002.........................................          1             750
  Thereafter...................................        --            2,241
                                                    ------          ------
  Total minimum lease payments.................      1,242          $6,753
                                                                    ======
  Less: Amount representing interest on capital
   leases......................................        198
                                                    ------
  Present value of minimum lease payments at
   December 31, 1997...........................     $1,044
                                                    ======

  Total operating lease rental expense for VIALOG for the years ended December 31, 1996 and 1997 were $0 and $198,000, respectively.

(9) PROVISION FOR INCOME TAXES

  Income tax (expense) benefit for the years ended December 31, 1996 and 1997 consists of the following:

                                                         CURRENT DEFERRED TOTAL
                                                         ------- -------- -----
                                                             (IN THOUSANDS)
   December 31, 1996:
     Federal............................................  $ --    $ 398   $ 398
     State..............................................    --      124     124
                                                          -----   -----   -----
                                                          $ --    $ 522   $ 522
                                                          =====   =====   =====
   December 31, 1997:
     Federal............................................  $ --    $(398)  $(398)
     State..............................................    --     (124)   (124)
                                                          -----   -----   -----
                                                          $ --    $(522)  $(522)
                                                          =====   =====   =====

  Income tax benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                -------------
                                                                1996   1997
                                                                ----  -------
                                                                    (IN
                                                                 THOUSANDS)
   Computed "expected" tax benefit............................. $445  $ 5,202
   State and local income taxes, net of federal tax benefit....   82      918
   Non deductible amounts and other differences................   (5)    (167)
   Change in valuation allowance for deferred taxes allocated
    to income tax expense......................................  --    (6,469)
   Other.......................................................  --        (6)
                                                                ----  -------
     Tax benefit (expense)..................................... $522  $  (522)
                                                                ====  =======

                              VIALOG CORPORATION

  The tax effects of temporary differences that give rise to significant portion of deferred tax assets and liabilities are presented below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                                 1996  1997
                                                                 ---- -------
                                                                     (IN
                                                                  THOUSANDS)
   Deferred tax asset:
     Organizational expenditures and start-up costs............. $522 $ 2,029
     Accrual to cash accounting adjustment......................  --     (162)
     Purchased in-process research and development, amortized
      for tax purposes over 15 years............................  --    3,040
     Net operating loss carry forwards..........................  --    1,563
     Capital loss and charitable contribution carry forwards....  --        2
     Property and equipment.....................................  --      (92)
     Bad debts..................................................  --       24
     Original issue discount amortization.......................  --       13
     Other......................................................  --       52
     Valuation allowance........................................  --   (6,469)
                                                                 ---- -------
       Net deferred tax assets.................................. $522 $   --
                                                                 ==== =======

  VIALOG had net operating loss carryforwards of $0 and $3.9 million at December 31, 1996 and 1997, respectively, which expire in 2012. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

  In assessing the realizability of deferred tax assets, VIALOG considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and are recognized subsequent to the Acquisitions will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 1997, $144,260 of the Company's net operating loss carryforward deferred tax asset of $1.6 million pertains to the Acquired Companies and all of the Company's $2,000 capital loss and charitable contribution carryforward deferred tax asset pertains to the Acquired Companies, the future benefit of which will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions prior to reducing the Company's income tax expense.

(10) STOCKHOLDERS' EQUITY

 (a) Sale of Common Stock

  During 1996, VIALOG sold common stock through several private placements. The proceeds of the sales were used primarily for expenses relating to the business acquisition agreements and a proposed financing. A total of 758,000 shares of common stock were sold for aggregate net proceeds of $865,000.

 (b) Common Stock Grants

  Between February and November 1996, VIALOG issued a total of 419,500 shares of common stock to consultants and employees as an inducement to them to provide services to VIALOG. Compensation expense of $123,000, which represents the estimated fair market value of the stock granted, was recorded in connection with these transactions.

                              VIALOG CORPORATION

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

  The following is a summary of stock option activity:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Options outstanding at December 31, 1995.........       --        $ --
     Granted........................................ 1,746,132        0.29
     Exercised......................................   (75,000)       0.03
     Canceled.......................................  (576,000)       0.03
                                                     ---------       -----
   Options outstanding at December 31, 1996......... 1,095,132        0.45
     Granted........................................   763,849        4.14
     Exercised......................................  (104,000)       0.03
     Canceled.......................................  (400,110)       1.03
                                                     ---------       -----
   Options outstanding at December 31, 1997......... 1,354,871       $2.39
                                                     =========       =====

  The options generally vest in equal quarterly installments over 3 years and have a 10 year term. At December 31, 1996 and 1997, 75,000 and 467,771 options, respectively, were exercisable at weighted average

                              VIALOG CORPORATION
exercise prices of $.2775 and $1.03 per share, respectively. At December 31, 1997, there were 1,296,629 additional shares available for grant under the Plan.

  The following is a summary of options outstanding and exercisable at December 31, 1997:

                                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                            --------------------------------------------- --------------------------------
                                                         WEIGHTED AVERAGE
           RANGE OF           NUMBER    WEIGHTED AVERAGE    REMAINING       NUMBER    WEIGHTED AVERAGE
       EXERCISE PRICES      OUTSTANDING  EXERCISE PRICE  CONTRACTUAL LIFE EXERCISABLE  EXERCISE PRICE
       ---------------      ----------- ---------------- ---------------- ----------- ----------------
       $0.025-$0.278.......    547,552       $0.19          6.7 years       360,306        $0.21
           $2.00...........    387,470        2.00          9.4              43,720         2.00
        $4.50-$5.75........    419,849        5.63          9.0              63,745         4.97
                             ---------                                      -------
                             1,354,871        2.39                          467,771         1.03
                             =========                                      =======

  In 1996 VIALOG granted a total of 111,112 options to consultants. Compensation expense of $50,000 has been recorded in connection with these transactions in 1996. During 1997, modifications were made to the vesting and expiration periods of certain outstanding options. Compensation expense of $958,000 has been recorded in 1997 in connection with these modifications.

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

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1996         1997
                                                       ----------- ------------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
   Net loss
     As reported...................................... $     (785) $    (15,821)
     Pro forma........................................ $     (800) $    (15,901)
   Loss per share
     As reported...................................... $    (0.38) $      (5.48)
     Pro forma........................................ $    (0.38) $      (5.50)

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

 (b) Retirement Plan

  Access, one of the Acquired Companies, maintains a defined contribution retirement plan (the "Plan") under Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employee contributions are voluntary and vest with the employee immediately. The Plan provides for matching contributions by Access of 50% of employee contributions, up to certain limits as defined in the Plan. Access' matching contributions vest over the employee's period of service. Access' matching contributions to the Plan for the period ended December 31, 1997 was $1,000.

  Effective December 31, 1997, all employees became fully vested in Access' matching contributions. Effective January 1, 1998, Access' matching contributions were discontinued.

                              VIALOG CORPORATION

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

(13) RELATED PARTY TRANSACTIONS

  The following summarizes the significant related party transactions:

(a) During 1997 VIALOG paid $1.8 million for legal fees to a firm having a member who is also a director of VIALOG.

(b) From December 1997 to February 1998, one of VIALOG's stockholders provided consulting services to VIALOG for a monthly fee of $10,000.

(c) TCC provides teleconferencing services to customers of a company owned by the spouse of a stockholder of VIALOG.

(d) VIALOG has implemented a policy whereby neither VIALOG nor any subsidiary (which includes the Acquired Companies) will enter into contracts or business arrangements with persons or entities owned in whole or in part by officers or directors of VIALOG or any subsidiary except on an arms-length basis and with the approval of VIALOG's Board of Directors. VIALOG's bylaws require that any approval must be by a majority of the independent directors then in office who have no interest in such contract or transaction.

(14) LITIGATION

  In connection with the acquisition of Call Points, one of the Acquired Companies, VIALOG agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court (Northern District of Alabama) against Call Points, Ropir and certain other parties named therein. VIALOG has not been named as a party to these claims, however, complainants in these cases could seek to name VIALOG as a defendant in such pending litigation and could seek to hold VIALOG liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking an unspecified amount for back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. The principal stockholder of Call Points agreed to indemnify VIALOG from any liability relating to such claims and placed $250,000 of the proceeds from the sale of Call Points in escrow with a third party to secure such indemnification obligations. In light of such indemnification, VIALOG does not believe that the resolution of these claims will have a material adverse effect on VIALOG's results of operations or financial position.

  A former employee of CSI, one of the Acquired Companies, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI's stockholders upon the consummation of the Aquisition of CSI by VIALOG Corporation, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. VIALOG and the former stockholders of CSI believe that such claim is without merit.

                              VIALOG CORPORATION

(15) SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the year ended December 31, 1997. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                            VIALOG                      CALL
                            CORP.    ACCESS     CSI    POINTS    TCC    AMERICO   CDC    ELIMINATIONS CONSOLIDATED
                           --------  -------  -------  -------  ------  -------  ------  ------------ ------------
                                                            (IN THOUSANDS)
BALANCE SHEET INFORMATION
 AS OF DECEMBER 31, 1997
Total current assets.....  $ 11,799  $   725  $   431  $ 1,506  $  556  $    5   $  488    $    --      $ 15,510
Property and equipment,
 net.....................        70    3,306      961    1,617     883     611       96         --         7,544
Investment in
 subsidiaries............    57,121      --       --       --      --      --       --      (57,121)         --
Goodwill and intangible
 assets, net.............       --    15,899   15,202    3,872   3,945   2,970    2,503         --        44,391
Other assets.............     7,430       34       86      --       12      73        3         --         7,638
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total assets............  $ 76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                           ========  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities......  $  3,145  $ 1,976  $   471  $   824  $  680  $1,038   $  117    $    --      $  8,251
Long-term debt...........    70,797       24      449      --      195      74      --          --        71,539
Other liabilities........       --       155      --       --      --      --        20         --           175
Stockholders' equity
 (deficit)...............     2,478   17,809   15,760    6,171   4,521   2,547    2,953     (57,121)      (4,882)
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total liabilities and
  stockholders' equity
  (deficit)..............  $ 76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                           ========  =======  =======  =======  ======  ======   ======    ========     ========
STATEMENT OF OPERATIONS
 INFORMATION FOR THE YEAR
 ENDED DECEMBER 31,
 1997(1)
Net revenues.............  $    --   $ 1,620  $   854  $ 1,142  $  567  $  290   $  353    $    (10)    $  4,816
Cost of revenues,
 excluding depreciation..       --       709      322      806     279     212      174         (10)       2,492
Selling, general and
 administrative
 expenses................     6,117      403       93      159     190     134       82         --         7,178
Depreciation expense.....        10       80       60       79      27       9        8         --           273
Amortization of goodwill
 and intangibles.........       --       103      108       33      26      20       16         --           306
Write-off of in-process
 research and
 development.............       --     2,200    3,400    2,000     120     160      120         --         8,000
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
 Operating loss..........    (6,127)  (1,875)  (3,129)  (1,935)    (75)   (245)     (47)        --       (13,433)
Interest income
 (expense), net..........    (1,828)     (16)     (12)       2      (4)     (8)     --          --        (1,866)
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
 Loss before taxes.......    (7,955)  (1,891)  (3,141)  (1,933)    (79)   (253)     (47)        --       (15,299)
Income tax expense.......      (522)     --       --       --      --      --       --          --          (522)
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
 Net loss................  $ (8,477) $(1,891) $(3,141) $(1,933) $  (79) $ (253)  $  (47)   $    --      $(15,821)
                           ========  =======  =======  =======  ======  ======   ======    ========     ========
CASH FLOW INFORMATION FOR
 THE
 YEAR ENDED DECEMBER 31,
 1997(1)
Cash flows provided by
 (used in) operating ac-
 tivities................  $ (7,072) $ 1,663  $   407  $   320  $   65  $  264   $  205    $    --      $ (4,148)
Cash flows provided by
 (used in) investing ac-
 tivities................   (54,281)     192       90      169      56      (8)      20         --       (53,762)
Cash flows provided by
 (used in) financing ac-
 tivities................    69,412   (1,415)    (546)      --     (75)   (189)     (47)        --        67,140
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
Net increase in cash and
 cash
 equivalents.............     8,059      440     (49)      489      46      67      178         --         9,230
Cash and cash equivalents
 at the beginning of
 year....................       337      --       --       --      --      --        --         --           337
                           --------  -------  -------  -------  ------  ------   ------    --------     --------
Cash and cash equivalents
 at the end of year......  $  8,396  $   440  $  (49)  $   489  $   46  $   67   $  178    $    --      $  9,567
                           ========  =======  =======  =======  ======  ======   ======    ========     ========

--------
(1)Represents operating results of the Acquired Companies from the date of Acquisition on November 12, 1997.

                              VIALOG CORPORATION

(16) SUBSEQUENT EVENT

  On February 12, 1998, VIALOG offered to exchange (the "Exchange Offer") $75.0 million of 12 3/4% Senior Notes Series B (the "Exchange Notes") for the existing $75.0 million of 12 3/4% Senior Notes Series A (the "Old Notes"). In connection with the Exchange Offer, VIALOG filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the registration of the Exchange Notes under the Securities Act of 1933. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Old Notes except for certain transfer restrictions and registration rights relating to the Old Notes. VIALOG did not receive any proceeds from the Exchange Offer.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Telephone Business Meetings, Inc.:

  We have audited the accompanying balance sheets of Telephone Business Meetings, Inc. ("Access") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994, the period January 1, 1995 to April 9, 1995, the period April 10, 1995 to December 31, 1995, the year ended December 31, 1996 and for the period January 1, 1997 to November 12, 1997. These financial statements are the responsibility of Access' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telephone Business Meetings, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1994, the period January 1, 1995 to April 9, 1995, the period April 10, 1995 to December 31, 1995, the year ended December 31, 1996 and the period January 1, 1997 to November 12, 1997, in conformity with generally accepted accounting principles.

  As discussed in note 4 to the financial statements, effective April 10, 1995, Access repurchased all of the common stock of one of Access' founding stockholders, representing a 50% interest in Access. As a result of the change in control, the financial information for the periods after the change in control is presented on a different cost basis than that for the periods before the change in control and, therefore, is not comparable.

                                          KPMG Peat Marwick LLP

Washington, D.C.
July 2, 1998

                       TELEPHONE BUSINESS MEETINGS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
                         ASSETS (note 3)
Current assets:
  Cash and cash equivalents...................................... $  390 $  804
  Trade accounts receivable, less allowance for doubtful accounts of $33 and $206 at December 31, 1995 and December 31, 1996,
   respectively..................................................    802  1,103
  Prepaid expenses and other current assets......................    108    161
                                                                  ------ ------
    Total current assets.........................................  1,300  2,068
                                                                  ------ ------
Property and equipment, net (note 2).............................  2,032  2,201
Restricted cash..................................................    105    110
Excess of purchase price over the fair value of the interest in net assets of the former stockholders, net of accumulated
 amortization of $12 and $28  at December 31, 1995 and December
 31, 1996 (note 4)...............................................    231    215
Other assets.....................................................      4     11
                                                                  ------ ------
    Total assets................................................. $3,672 $4,605
                                                                  ====== ======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)................ $  732 $  654
  Current installments of note payable to former stockholder
   (note 4)......................................................    109    116
  Current installments of obligations under capital leases (note
   7)............................................................     28     32
  Accounts payable...............................................      4    141
  Accrued expenses (note 6)......................................    276    366
  Income taxes payable...........................................     10    --
                                                                  ------ ------
    Total current liabilities....................................  1,159  1,309
                                                                  ------ ------
  Long-term debt, excluding current installments (note 3)........  1,029    880
  Note payable to former stockholder, excluding current
   installments
   (note 4)......................................................    439    323
  Obligations under capital leases, excluding current
   installments (note 7).........................................     79     47
  Deferred rent..................................................     94    128
                                                                  ------ ------
    Total liabilities............................................  2,800  2,687
                                                                  ------ ------
Common stock issued to employees with redemption option, 15.464
 shares at liquidation value (note 5)............................    --     148
                                                                  ------ ------
Stockholders' equity (notes 4 and 5):
  Common stock, $.01 par value. Authorized and issued 1,000
   shares; 500 shares outstanding................................    --     --
  Additional paid-in capital.....................................    660    660
  Retained earnings..............................................    212  1,110
                                                                  ------ ------
    Total stockholders' equity...................................    872  1,770
                                                                  ------ ------
Commitments and contingencies (notes 7 and 8)
  Total liabilities and stockholders' equity..................... $3,672 $4,605
                                                                  ====== ======

                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             PERIOD FROM
                                         PERIOD       PERIOD                  JANUARY 1,
                           YEAR ENDED  JANUARY 1,  APRIL 10, TO  YEAR ENDED    1997 TO
                          DECEMBER 31, TO APRIL 9, DECEMBER 31, DECEMBER 31, NOVEMBER 12,
                              1994        1995         1995         1996         1997
                          ------------ ----------- ------------ ------------ ------------
Net revenues............    $ 5,114     $  1,590     $ 4,918     $   9,073    $  10,945
Cost of revenues,
 excluding
 depreciation...........      2,608          760       2,261         3,564        4,791
Selling, general and
 administrative
 expenses...............      1,691          498       1,986         3,332        4,124
Depreciation and amorti-
 zation expense.........        269          121         375           630          823
                            -------     --------     -------     ---------    ---------
  Income from
   operations...........        546          211         296         1,547        1,207
Interest expense, net...         49           12         140           174          132
                            -------     --------     -------     ---------    ---------
  Income before income
   tax expense
   (benefit)............        497          199         156         1,373        1,075
Income tax expense
 (benefit)..............         52            8         (56)          --           --
                            -------     --------     -------     ---------    ---------
  Net income............    $   445     $    191     $   212     $   1,373    $   1,075
                            =======     ========     =======     =========    =========
  Net income per share -
   basic and
   diluted .............    $445.00     $ 191.00     $424.00     $2,746.00    $2,150.00
                            =======     ========     =======     =========    =========
  Weighted average
   shares
   outstanding .........      1,000        1,000         500           500          500
                            =======     ========     =======     =========    =========


                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                         -------------------                              TOTAL
                         NUMBER OF             ADDITIONAL    RETAINED STOCKHOLDERS'
                          SHARES   PAR VALUE PAID IN CAPITAL EARNINGS    EQUITY
                         --------- --------- --------------- -------- -------------
Balance at December 31,
 1993...................   1,000     $--          $  4        $  715     $  719
Disbursements...........     --       --           --            (39)       (39)
Net income..............     --       --           --            445        445
                           -----     ----         ----        ------     ------
Balance at December 31,
 1994...................   1,000      --             4         1,121      1,125
Net income..............     --       --           --            191        191
                           -----     ----         ----        ------     ------
Balance at April 9,
 1995...................   1,000     $--          $  4        $1,312     $1,316
                           =====     ====         ====        ======     ======
Balance subsequent to
 repurchase of 50%
 interest (note 4)......     500     $--          $660        $  --      $  660
Net income..............     --       --           --            212        212
                           -----     ----         ----        ------     ------
Balance at December 31,
 1995...................     500      --           660           212        872
Distributions...........     --       --           --           (475)      (475)
Net income..............     --       --           --          1,373      1,373
                           -----     ----         ----        ------     ------
Balance at December 31,
 1996...................     500      --           660         1,110      1,770
Distributions...........     --       --           --         (1,284)    (1,284)
Net income..............     --       --           --          1,075      1,075
                           -----     ----         ----        ------     ------
Balance at November 12,
 1997...................     500     $--          $660        $  901     $1,561
                           =====     ====         ====        ======     ======


                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               PERIOD FROM
                                        PERIOD        PERIOD                    JANUARY 1,
                          YEAR ENDED  JANUARY 1,  APRIL 10, 1995   YEAR ENDED    1997 TO
                         DECEMBER 31, TO APRIL 9, TO DECEMBER 31, DECEMBER 31, NOVEMBER 12,
                             1994        1995          1995           1996         1997
                         ------------ ----------- --------------- ------------ ------------
Cash flows from
 operating activities:
 Net income............     $ 445       $  191        $   212        $1,373       $1,075
 Adjustments to
  reconcile net income
  to net cash
  provided by operating
  activities:
 Depreciation and
  amortization.........       269          121            375           630          823
 Deferred income
  taxes................        24          --             (62)          --           --
 Compensation expense
  for issuance of
  common stock.........       --           --             --            148          402
 Changes in operating
  assets and
  liabilities:
  Trade accounts
   receivable, net.....       (71)        (170)          (108)         (301)        (589)
  Prepaid expenses and
   other current
   assets..............       (58)          62             (5)          (53)         146
  Accounts payable and
   accrued expenses....       (17)          90             22           227          711
  Income taxes
   payable.............       --           --             --            (10)         --
  Deferred rent........       --           --              93            34          --
  Other non current
   liabilities.........       --           --             --            --           364
                            -----       ------        -------        ------       ------
   Net cash provided by
    operating
    activities.........       592          294            527         2,048        2,932
                            -----       ------        -------        ------       ------
Cash flows from
 investing activities:
 Additions to property
  and equipment........      (560)        (123)        (1,227)         (783)      (1,704)
 Restricted cash.......       --           --            (105)           (5)         --
 Other assets..........         3          (40)            63            (7)         --
                            -----       ------        -------        ------       ------
   Net cash used in
    investing
    activities.........      (557)        (163)        (1,269)         (795)      (1,704)
                            -----       ------        -------        ------       ------
Cash flows from
 financing activities:
 Proceeds from long-
  term debt............       484        2,149            --            587         (765)
 Principal repayments
  of long-term debt....      (338)        (626)          (389)         (814)
 Principal repayments
  of notes payable to
  stockholders.........       (85)         --             (51)         (109)         500
 Principal payments
  under capital lease
  obligations..........       --           --             (12)          (28)         --
 Cash portion of
  consideration paid to
  former
  stockholder..........       --           --            (300)          --           --
 Distributions to
  stockholders.........       (39)         --             --           (475)      (1,284)
                            -----       ------        -------        ------       ------
   Net cash provided by
    (used in) financing
    activities.........        22        1,523           (752)         (839)      (1,549)
                            -----       ------        -------        ------       ------
 Net increase
  (decrease) in cash
  and cash
  equivalents..........        57        1,654         (1,494)          414         (321)
 Cash and cash
  equivalents at
  beginning of period..       173          230          1,884           390          804
                            -----       ------        -------        ------       ------
 Cash and cash
  equivalents at end of
  period...............     $ 230       $1,884        $   390        $  804       $  483
                            =====       ======        =======        ======       ======
Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
 Interest..............     $  49       $   18        $   169        $  191       $  108
                            =====       ======        =======        ======       ======
 Income taxes..........     $  22       $  --         $   --         $   10       $  --
                            =====       ======        =======        ======       ======
Supplemental disclosure
 of noncash investing
 and
 financing activities:
 Capital lease
  obligations..........     $ --        $  --         $   120        $  --        $  --
                            =====       ======        =======        ======       ======
 Issuance of note
  payable in partial
  consideration to
  former stockholder...     $ --        $  --         $   599        $  --        $  --
                            =====       ======        =======        ======       ======

                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  Telephone Business Meetings, Inc. ("Access"), which operates under the names ACCESS Conference Call Service and ACCESS Teleconferencing International, provides telephone and video group communications services to a broad spectrum of individuals and businesses throughout the United States. Access' operations center is located in Reston, Virginia.

  On November 12, 1997, VIALOG Corporation acquired all of the outstanding stock of Access for cash, and Access became a wholly-owned subsidiary of VIALOG Corporation. The acquisition of Access was accounted for by the purchase method. Accordingly, all of the identified tangible and intangible assets and liabilities were recorded at their current fair market value and the excess of the purchase price over the fair value of the net assets acquired were recorded as intangible assets, which are being amortized over periods up to 20 years. Under the terms of the acquisition agreement, the stockholders of Access agreed to make an election under Section 338(h)(10) of the Internal Revenue Code in order for the acquisition to be treated as an asset purchase for tax purposes.

  At the time of the acquisition, the tax election of Access under the provisions of the Internal Revenue Code was changed from an S corporation to a C Corporation. As a result, Access will be subject to corporate income taxes subsequent to the date of the acquisition.


 (c) Use of Estimates

  Management of Access has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

 (e) Restricted Cash

  Restricted cash consists of a certificate of deposit which is security for Access' commitment under its office lease and is classified as long-term in the accompanying balance sheets.

 (f) Property and Equipment

  Property and equipment are recorded at cost. Depreciation of property and equipment is provided on the straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives are as follows: five to seven years for office furniture and equipment; seven years for conferencing equipment; and three to five years for computer equipment. Capitalized lease equipment and leasehold improvements are amortized over the lives of the leases, ranging from three to ten years.

 (g) Intangible Assets

  Access monitors its excess of purchase price over the fair value of interest in net assets of the former stockholders (goodwill) to determine whether any impairment of goodwill has occurred. In making such determination with respect to goodwill, Access evaluates the performance, on an undiscounted basis, of the underlying business which gave rise to such amount. Amortization of goodwill is recorded on a straight-line basis over the estimated useful life of 15 years.

 (h) Research and Development

  Access maintains a technical support and engineering department that, in part, develops features and products for group communications. In accordance with SFAS No. 2, Accounting for Research and Development

                       TELEPHONE BUSINESS MEETINGS, INC.

Costs, Access charges to expense (included in cost of revenues) that portion of this department's costs which are related to research and development activities. Access' research and development expenses for the years ended December 31, 1994, 1995, 1996 and the period January 1, 1997 to November 12, 1997 were $128,000, $207,000, $288,000 and $253,000 respectively.

 (i) Income Taxes

  Access has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, Access does not pay income taxes on its taxable income. Instead, stockholders of Access are liable for individual federal income taxes for their respective shares of Access' taxable income. Notwithstanding the federal Subchapter S election, franchise income taxes were payable through May of 1995 to the District of Columbia, which does not recognize the Subchapter S election. As of June 1995, Access moved all of its property and office facilities to the State of Virginia.

 (j) Revenue Recognition

  Revenue for conference calls is recognized upon completion of the call. Revenue for services is recognized upon performance of the service.

 (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  Access adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on Access' financial position, results of operations, or liquidity.

 (l) Earnings Per Share

  Access adopted the provisions of SFAS No. 128, "Earnings per Share," during 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. For the years ended December 31, 1994, 1995 and 1996, and for the period January 1, 1997 to November 12, 1997, basic earnings per share were calculated based on weighted average common shares outstanding. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
     Office furniture and equipment.............................. $   66 $   88
     Conferencing equipment......................................  1,982  2,632
     Computer equipment..........................................    456    567
     Capitalized lease equipment.................................    120    120
     Leasehold improvements......................................    234    234
                                                                  ------ ------
                                                                   2,858  3,641
     Less: accumulated depreciation and amortization.............    826  1,440
                                                                  ------ ------
       Property and equipment, net............................... $2,032 $2,201
                                                                  ====== ======

                       TELEPHONE BUSINESS MEETINGS, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Note payable to a bank, interest at the prime rate plus 0.75%
 (9.25% at September 30, 1997), monthly principal payments of
 13,890 plus interest, balance due in May 2000................. $   --  $   --
Note payable to a bank, interest only at 9.33% payable monthly through October 1995 and then monthly principal payments of
 $38,095 plus interest until February 1999, with the balance
 due in March 1999.............................................   1,486   1,029
Note payable to a bank, interest at the prime rate plus 0.75%
 (9.25% at September 30, 1997), monthly principal payments of
 $7,000 plus interest, balance due in March 1999...............     --      187
Note payable to a bank, interest at 9.5%, monthly principal
 payments of $9,400 plus interest, balance due in October
 1999..........................................................     --      318
Note payable to a bank, interest at 9.33%, repaid in full in
 September 1996................................................     275     --
                                                                ------- -------
  Total long-term debt.........................................   1,761   1,534
  Less current installments....................................     732     654
                                                                ------- -------
  Long-term debt, excluding current installments............... $ 1,029 $   880
                                                                ======= =======

  All of Access' assets are collateral for the bank notes. In addition, Access' majority stockholder is a guarantor of each of the bank notes. The terms of each of the bank notes include certain financial and other covenants. As of December 31, 1996, as a result of the stock awards discussed in note 5, Access was not in compliance with a covenant which limits the amount of the annual increase in executive compensation. Subsequent to December 31, 1996, Access obtained a waiver of the noncompliance from the lender.

  The aggregate maturities of all notes payable, including the note payable to the former stockholder (see note 4), are as follows (in thousands):

        1997................................................. $  770
        1998.................................................    777
        1999.................................................    357
        2000.................................................     69
                                                              ------
                                                              $1,973
                                                              ======

  In November 1997, all of the bank notes were repaid in full. On November 12, 1997, Access became a joint and several guarantor of VIALOG's $75.0 million Senior Notes.


(4) RELATED PARTY TRANSACTIONS

  On April 10, 1995, under a Share Purchase Agreement, as amended, all of the common stock, 500 shares, of one of Access' founding stockholders (representing a 50 percent interest in Access) was repurchased by Access for total consideration of $899,000. The consideration consisted of $300,000 of cash paid at closing and a note payable of $599,000 due May 2000, bearing interest at 6%, with equal quarterly principal and interest payments. As of the date of the repurchase, Access experienced a change in control and, accordingly, the acquired 50% interest in the net assets of Access was recognized at fair market value, which approximated book value. The excess consideration paid over the fair market value of the interest in the net assets of the former stockholder was approximately $240,000.

  Concurrent with the repurchase of the shares, Access and the former stockholder entered into an agreement for consulting services and an agreement not to compete for a five-year period in exchange for total consideration

                       TELEPHONE BUSINESS MEETINGS, INC.

of $625,000 payable in equal quarterly payments by Access of $31,000 commencing with the first quarter subsequent to the closing and continuing through April 2000.

  As of December 31, 1995, and December 31, 1996, $548,000, and $439,000
respectively, were due under the note payable to the former stockholder, of which $109,000, and $116,000 respectively, were current. During the period from April 10, 1995 to December 31, 1995, the year ended December 31, 1996, and the period January 1, 1997 to November 12, 1997 Access paid the former stockholder $62,000, $125,000 and $433,000, respectively, under the agreements for consulting services and not to compete.

  As stipulated in the business combination agreement between Access and VIALOG, $662,000 of the purchase price was paid directly to the related party to retire the note and to pay the remaining obligation under the agreement for consulting services and an agreement not to compete.

  During the period from January 1, 1997 to November 12, 1997 Access expensed $340,000 of the $662,000 of the purchase price paid to the related party by VIALOG.

(5) EMPLOYEE BENEFITS

 Stock Awards

  During 1996, Access awarded 7.732 shares of common stock to each of two executive officers of Access. The shares are fully vested but are restricted as to transfer by each of the executive officers. In the event of termination of the executive officers' employment with Access, Access has the right at its sole option to require the executives to sell their shares back to Access and the executives have the right to require Access to repurchase their shares, all at the then determined fair market value. In the event of a public offering of Access' shares or the sale of Access, all such restrictions, rights, and options terminate.

  As a result of the executive officers' right to require Access to repurchase the shares upon termination of employment, the awards have been accounted for using variable plan accounting, whereby compensation expense is recognized each period for the increase, if any, in the estimated fair market value of Access' common stock. During the year ended December 31, 1996 and the period January 1, 1997 to November 12, 1997, Access recognized a total of $148,000 and $402,000, respectively, of compensation expense relating to the stock awards. Further, the liquidation value of the shares has been reflected between total liabilities and stockholders' equity in the accompanying balance sheets.

  In connection with the acquisition by VIALOG, as described in note 1, these shares were acquired by VIALOG.

 Retirement Plan

  Access maintains a defined contribution retirement plan (the "Plan") under
Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employee contributions are voluntary and vest with the employee immediately. The Plan provides for matching contributions by Access of 50 percent of employee contributions, up to certain limits as defined in the Plan. Access' matching contributions vest over the employee's period of service. Contributions by Access to the Plan were approximately $27,000, $7,000, $20,000, $42,000 and $43,000 for the year ended December 31, 1994, the period January 1, 1995 to April 9, 1995, the period April 10, 1995 to December 31, 1995, the year ended December 31, 1996, and the period January 1, 1997 to November 12, 1997, respectively.

                       TELEPHONE BUSINESS MEETINGS, INC.

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
     Accrued salaries, wages and benefits........................ $   86 $  215
     Accrued fees and other expenses.............................    190    151
                                                                  ------ ------
                                                                    $276 $  366
                                                                  ====== ======

(7) COMMITMENTS AND CONTINGENCIES

 Operating Lease

  Access leases office space for its teleconferencing facility under a noncancelable operating lease in Reston, Virginia. The lease is for a total of ten years expiring May 31, 2005.

  Future minimum payments under this lease are approximately as follows (in thousands):

        1997................................................. $  362
        1998.................................................    373
        1999.................................................    384
        2000.................................................    396
        2001.................................................    407
        Thereafter...........................................  1,485
                                                              ------
                                                              $3,407
                                                              ======

  Total rent expense was approximately $185,000, $51,000, $287,000, $396,000 and $363,000 for the year ended December 31, 1994, the period from January 1, 1995 to April 9, 1995, the period from April 10, 1995 to December 31, 1995, the year ended December 31, 1996 and the period January 1, 1997 to November 12, 1997, respectively.

  As of December 31, 1996, Access had an outstanding letter of credit in the amount of $100,000 with a commercial bank which secures Access' obligations under the office lease.

 Capital Leases

  Access has entered into noncancelable capital leases for various computer equipment. The leases, which expire between June 1998 and June 2000, consist of two 36 month leases and one 60 month lease. Interest rates range from 9.07% to 10.31%.

                       TELEPHONE BUSINESS MEETINGS, INC.

  Future minimum payments under the leases are as follows (in thousands):

        1997.................................................... $38
        1998....................................................  28
        1999....................................................  17
        2000....................................................   8
                                                                 ---
                                                                  91
        Less: imputed interest..................................  12
                                                                 ---
        Net present value of future lease obligations...........  79
        Less: current portion...................................  32
                                                                 ---
        Obligations under capital leases, net of current
         portion................................................ $47
                                                                 ===

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors Conference Source International, Inc.

  We have audited the accompanying balance sheets of Conference Source International, Inc. ("CSI") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period January 1, 1997 to November 12, 1997. These financial statements are the responsibility of CSI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conference Source International, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, and the period January 1, 1997 to November 12, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
July 2, 1998

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
                         ASSETS (NOTE 3)
Current assets:
  Cash and cash equivalents...................................... $  375 $  318
  Trade account receivables, less allowance for doubtful accounts of $5 and $10 at December 31, 1995 and December 31, 1996,
   respectively (note 6).........................................    692    801
  Due from stockholder (note 4)..................................     72    --
  Prepaid expenses and other current assets......................    --      24
                                                                  ------ ------
    Total current assets.........................................  1,139  1,143
                                                                  ------ ------
Property and equipment, net (notes 2 and 5)......................    866  1,059
Other assets.....................................................     32     91
                                                                  ------ ------
    Total assets................................................. $2,037 $2,293
                                                                  ====== ======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)................ $1,089 $  111
  Current installments of obligations under capital leases (note
   5)............................................................    141    375
  Accounts payable...............................................    201    121
  Accrued expenses...............................................     30     91
                                                                  ------ ------
    Total current liabilities....................................  1,461    698
                                                                  ------ ------
Long-term debt, excluding current installments (note 3)..........     43    219
Obligations under capital leases, excluding current installments
 (note 5)........................................................    173    700
                                                                  ------ ------
    Total liabilities............................................  1,677  1,617
                                                                  ------ ------
Stockholders' equity:
  Common stock, $1.00 par value. Authorized 100,000 shares;
   issued and outstanding 1,000 shares...........................      1      1
  Additional paid-in capital.....................................    349    349
  Retained earnings..............................................     10    326
                                                                  ------ ------
    Total stockholders' equity...................................    360    676
                                                                  ------ ------
Commitments and contingencies (notes 5 and 7)
    Total liabilities and stockholders' equity................... $2,037 $2,293
                                                                  ====== ======

                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      YEAR ENDED
                                     DECEMBER 31,       PERIOD FROM JANUARY 1,
                               ------------------------  1997 TO NOVEMBER 12,
                                1994   1995     1996             1997
                               ------ ------- --------- ----------------------
Net revenues (note 6)......... $2,331 $ 3,808 $   5,868       $   5,579
Cost of revenues, excluding
 depreciation.................  1,256   1,617     2,438           2,052
Selling, general and
 administrative expenses......    707     905       998             831
Depreciation expense..........    235     292       393             356
                               ------ ------- ---------       ---------
  Income from operations......    133     994     2,039           2,340
Interest expense, net.........    124     160       165             120
                               ------ ------- ---------       ---------
  Net income.................. $    9 $   834 $   1,874       $   2,220
                               ====== ======= =========       =========
  Net income per share - basic
   and
   diluted.................... $ 9.00 $834.00 $1,874.00       $2,220.00
                               ====== ======= =========       =========
  Weighted average shares
   outstanding ...............  1,000   1,000     1,000           1,000
                               ====== ======= =========       =========



                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                         ------------------- ADDITIONAL               TOTAL
                         NUMBER OF            PAID-IN   RETAINED  STOCKHOLDERS'
                          SHARES   PAR VALUE  CAPITAL   EARNINGS     EQUITY
                         --------- --------- ---------- --------  -------------
Balance at December 31,
 1993...................   1,000     $  1       $349    $  (833)     $  (483)
  Net income............     --       --         --           9            9
                           -----     ----       ----    -------      -------
Balance at December 31,
 1994...................   1,000        1        349       (824)        (474)
  Net income............     --       --         --         834          834
                           -----     ----       ----    -------      -------
Balance at December 31,
 1995...................   1,000        1        349         10          360
  Net income............     --       --         --       1,874        1,874
  Distributions.........     --       --         --      (1,558)      (1,558)
                           -----     ----       ----    -------      -------
Balance at December 31,
 1996...................   1,000        1        349        326          676
  Net income............     --       --         --       2,220        2,220
  Distributions.........     --       --         --      (2,636)      (2,636)
                           -----     ----       ----    -------      -------
Balance at November 12,
 1997...................   1,000     $  1       $349    $   (90)     $   260
                           =====     ====       ====    =======      =======


                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED           PERIOD FROM
                                             DECEMBER 31,        JANUARY 1, 1997
                                          ---------------------  TO NOVEMBER 12,
                                          1994   1995    1996         1997
                                          -----  -----  -------  ---------------
Cash flows from operating activities:
 Net income.............................  $   9  $ 834  $ 1,874      $ 2,220
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Loss on sale of property and
   equipment............................    --     --       --             5
  Depreciation and amortization.........    235    292      393          356
  Changes in operating assets and
   liabilities:
   Trade accounts receivable, net.......   (205)  (312)    (109)           5
   Due from stockholder.................     (6)   (66)      72          --
   Prepaid expenses and other assets....    (35)     4      (83)          36
   Accounts payable and accrued
    expenses............................     55    (31)     (19)         275
                                          -----  -----  -------      -------
    Net cash provided by operating
     activities.........................     53    721    2,128        2,897
                                          -----  -----  -------      -------
Cash flows from investing activities:
 Additions to property and equipment....   (476)  (225)     (41)        (317)
 Cash proceeds from disposal of property
  and equipment.........................    --     --       --             6
                                          -----  -----  -------      -------
 Net cash used in investing activities..   (476)  (225)     (41)        (311)
                                          -----  -----  -------      -------
Cash flows from financing activities:
 Proceeds from borrowings on long-term
  debt..................................    652    201      --           573
 Principal repayment of long-term debt..   (100)  (197)    (438)        (400)
 Proceeds from refinancing of
  obligations under capital leases......    --     --       142          --
 Principal repayment of obligations
  under capital leases..................   (126)  (148)    (290)        (338)
 Distributions to stockholder...........    --     --    (1,558)      (2,636)
                                          -----  -----  -------      -------
    Net cash provided by (used in)
     financing activities...............    426   (144)  (2,144)      (2,801)
                                          -----  -----  -------      -------
Net increase (decrease) in cash and cash
 equivalents............................      3    352      (57)        (215)
Cash and cash equivalents at beginning
 of period..............................     20     23      375          318
                                          -----  -----  -------      -------
Cash and cash equivalents at end of
 period.................................  $  23  $ 375  $   318      $   103
                                          =====  =====  =======      =======
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
  Interest..............................  $ 119  $ 162  $   169      $   127
                                          =====  =====  =======      =======
 Noncash transaction:
  Equipment purchased under capital
   lease obligations....................  $ 296  $ --   $   545      $   --
                                          =====  =====  =======      =======

                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  Conference Source International, Inc. ("CSI") is a provider of group communications to a variety of customers located primarily in the United States. CSI was incorporated in February, 1992, and is headquartered in Atlanta, Georgia.

 (b) Sale of Business

  On November 12, 1997, VIALOG Corporation acquired all of the outstanding stock of CSI for cash, and CSI became a wholly-owned subsidiary of VIALOG Corporation. The acquisition of CSI was accounted for by the purchase method. Accordingly, all of the identified tangible and intangible assets and liabilities were recorded at their current fair market value and the excess of the purchase price over the fair value of the net assets acquired were recorded as intangible assets, which are being amortized over periods up to 20 years. Under the terms of the acquisition agreement, the stockholders of CSI agreed to make an election under Section 338(h) (10) of the Internal Revenue Code in order for the acquisition to be treated as an asset purchase for tax purposes.

  At the time of the acquisition, the tax election of CSI under the provisions of the Internal Revenue Code was changed from an S corporation to a C corporation. As a result, CSI will be subject to corporate income taxes subsequent to the date of the acquisition.

  In November 1997, the remaining balance of long-term debt described in note 3 was repaid in full, plus accrued interest.

 (c) Use of Estimates

  Management of CSI has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents

  CSI considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1995 and December 31, 1996, certain cash deposits with financial institutions are in excess of the $100,000 Federal Depository Insurance Corporation (FDIC) guarantee.

 (e) Property and Equipment

  Property and equipment is stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated using accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives are as follows: five years for vehicles; five to seven years for office equipment; five to seven years for bridge equipment; and five years for computer software. Equipment under capital leases is amortized using accelerated methods over the shorter of the lease term or the estimated useful life of the asset, ranging from five to seven years.

 (f) Income Taxes

  CSI has elected by consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, CSI does not pay corporate income taxes on its taxable income. Instead, the stockholders are liable for individual income taxes on CSI's taxable income. Accordingly, these financial statements do not contain a provision for income taxes.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

 (g) Revenue Recognition

  Revenue for conference calls is recognized upon completion of the call. Revenue for services is recognized upon performance of the service.

 (h) Research and Development

  CSI maintains a technical support and engineering department that, in part, develops features and products for group communications. In accordance with SFAS No. 2, Accounting for Research and Development Costs, CSI charges to expense (included in cost of revenues) that portion of this department's costs which are related to research and development activities. CSI's research and development expenses for the years ended December 31, 1994, 1995 and 1996 were $179,000, $209,000 and $218,000, respectively. CSI's research and development expenses for the period from January 1, 1997 to November 12, 1997 were $139,000.

 (i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

  CSI adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on CSI's financial position, results of operations, or liquidity.

 (j) Earnings Per Share

  CSI adopted the provisions of SFAS No. 128 "Earnings per Share," during 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. For the years ended December 31, 1994, 1995 and 1996, and for the period January 1, 1997, to November 12, 1997, basic earnings per share were calculated based on weighted average common shares outstanding. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                                   ------------
                                                                   1995   1996
                                                                   ----- ------
   Vehicles....................................................... $  27 $   27
   Office equipment...............................................   123    148
   Bridge equipment............................................... 1,313  1,874
   Computer software..............................................    62     62
                                                                   ----- ------
                                                                   1,525  2,111
     Less: accumulated depreciation and amortization..............   659  1,052
                                                                   ----- ------
       Property, and equipment, net............................... $ 866 $1,059
                                                                   ===== ======

                     CONFERENCE SOURCE INTERNATIONAL, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                                    -------------
                                                                     1995  1996
                                                                    ------ ------
                                                                        (IN
                                                                     THOUSANDS)
   Note payable to bank in monthly installments of $18,412,
    including interest at 9.5%, matures May 2000; collateralized by equipment and cash surrender value of life insurance and personal guarantee of stockholder.............................  $  --  $ --
   Note payable to bank in monthly installments of $10,597,
    including interest at 10.25%, matures August 1999;
    collateralized by accounts receivable and cash surrender value
    of life insurance and personal guarantee of stockholders......     634   286
   Note payable to bank in monthly installments of $1,029,
    including interest at 10.5%, matures October 1999;
    collateralized by equipment, accounts receivable, and cash surrender value of life insurance and personal guarantee of
    stockholders..................................................      39    30
   Notes payable for bridge equipment purchases; balances were
    converted to a capital lease obligation during 1996...........     437   --
   Note payable to bank in monthly installments of $846, including interest at 9.20%, matures May 1998; collateralized by
    vehicles......................................................      22    14
                                                                    ------ -----
   Total long-term debt...........................................   1,132   330
   Less: current installments.....................................   1,089   111
                                                                    ------ -----
   Long-term debt, excluding current installments.................  $   43 $ 219
                                                                    ====== =====

  The aggregate maturities of long-term debt are as follows (in thousands):

     1997.................................................................. $111
     1998..................................................................  127
     1999..................................................................   92
                                                                            ----
                                                                            $330
                                                                            ====

  On November 12, 1997, CSI became a joint and several guarantor of VIALOG's $75.0 million Senior Notes.

(4) RELATED PARTY TRANSACTIONS

 (a) Advance to Stockholder

  CSI loaned one of the stockholders a total of $72,000 during 1994 and 1995. The note had no set repayment schedule and was interest free. The amount was repaid in full during 1996.

 (b) Lease Transactions

  CSI paid monthly lease payments to a stockholder for use of certain equipment. Total payments under these arrangements during the years ended December 31, 1994, 1995 and 1996 were approximately $53,000 per year and for the period January 1, 1997 to November 12, 1997 were approximately $9,000. The leases expired during May 1997.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

(5) COMMITMENTS AND CONTINGENCIES

 (a) Leases

  CSI is obligated under noncancelable operating leases covering its office facilities and certain equipment. Rent expense amounted to $261,000, $205,000 and $192,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and $87,000 for the period January 1, 1997 to November 12, 1997, respectively. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   November 13 to December 31, 1997....................................... $183
   1998...................................................................  164
   1999...................................................................  158
   2000...................................................................  152
   2001...................................................................  152
   2002 and thereafter....................................................  139
                                                                           ----
     Total minimum operating lease payments............................... $948
                                                                           ====

  CSI is also obligated under various capital leases for equipment that are guaranteed by one of the owners. The gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Equipment..................................................... $1,243 $1,788
   Less: accumulated amortization................................    521    852
                                                                  ------ ------
                                                                  $  722 $  936
                                                                  ====== ======

  Future minimum payments under capital leases are as follows (in thousands):

   1997................................................................. $ 482
   1998.................................................................   312
   1999.................................................................   287
   2000.................................................................   157
   2001.................................................................    69
                                                                         -----
     Total minimum capital lease payments............................... 1,307
   Less: amounts representing interest (at rates ranging from 10% to
    18%)................................................................   232
                                                                         -----
     Present value of minimum capital lease payments.................... 1,075
   Less: current installments of obligations under capital leases.......   375
                                                                         -----
     Obligations under capital leases, excluding current installments... $ 700
                                                                         =====

 (b) Purchase Agreements

  CSI has entered into purchase agreements with two long distance telephone service providers. CSI is committed to minimum monthly purchases under the agreements which amount to $48,000 in 1997 and 1998, and $23,000 in 1999.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

 (c) Consulting Agreement

  CSI has entered into a consulting agreement with a stockholder and former officer of CSI. Total payments under the agreement amount to $120,000, payable in equal monthly payments through December 1997.

 (d) Dispute

  A former employee of CSI has claimed that he may be entitled to 5% of the stock of CSI based on an unsigned paper outlining possible employment terms. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. CSI believes that such claim is without merit.

(6) SIGNIFICANT CUSTOMERS

  Two customers accounted for the following percentages of revenues and accounts receivable:

                                                        PERCENTAGE OF ACCOUNTS
                            PERCENTAGE OF NET REVENUES        RECEIVABLE
                            --------------------------- ------------------------
                                              PERIOD
                                            JANUARY 1,
                              YEAR ENDED     1997 TO
                             DECEMBER 31,  NOVEMBER 12,      DECEMBER 31,
                            -------------- ------------ ------------------------
                            1994 1995 1996     1997        1995         1996
                            ---- ---- ----     ----     -----------  -----------
   Customer A.............. 14%  30%  49%      47%              47%          58%
   Customer B.............. 14%  24%  21%      25%              26%          26%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information with regard to the directors and executive officers of the Company.

 NAME                          AGE                POSITION
 ----                          ---                --------
                                   Chief Executive Officer, President,
 Glenn D. Bolduc(1)..........   45 Treasurer and Director
 John J. Dion................   39 Vice President--Finance
                                   Vice President--Marketing and Business
 Robert F. Moore.............   43 Development
 Gary G. Vilardi.............   43 Vice President--Sales
 John R. Williams............   37 Vice President--Operations
 Michael Shepherd............   34 Vice President--Wholesale Sales
 C. Raymond Marvin...........   59 Vice President
 Joanna M. Jacobson(1)(2)....   38 Director
 David L. Lougee(1)(2).......   58 Director
 David L. Lipsky.............   52 Director and President--Americo
 Patti R. Bisbano............   53 Director and President--CDC
 William P. Pucci............   52 President--Access
 Judy B. Crawford............   45 President--CSI
 Courtney P. Snyder..........   48 President--TCC
 Olen E. Crawford............   45 President--Call Points, Inc.

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

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

  GARY G. VILARDI has served as Vice President--Sales of the Company since April 1, 1997. He has spent 17 years in sales and sales management and has focused on audio, video, and document conferencing sales during the last eight years. From October 1995 to December 1996 Mr. Vilardi was Vice President-- Sales with

Video-On, Inc., a GE Capital Company specializing in video conferencing. From June 1995 to October 1995 he served as Eastern Regional Vice President for Network MCI teleconferencing, and from March 1990 to June 1995 he was Vice President of U.S. Sales for Darome Teleconferencing.

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

  MICHAEL D. SHEPHERD joined the Company on February 2, 1998 as Vice President--Wholesale Sales. Mr. Shepherd served as Vice President of Carrier Sales at Citizens Communications Corporation, a division of Citizens Utilities Companies, Inc. from November 1997 to February 1998. From April 1997 to November of 1997, Mr. Shepherd served as Director--Major Accounts (Western Region) with Citizens Communications Corporation where he was responsible for managing the business relationships with AT&T Communications, Inc, U.S. West Communications, Inc., Pacific Telesis, and several National Wireless Companies. From April 1986 to February 1995, Mr. Shepherd held various sales positions with WorldCom, Inc., and MCI Communications, Inc.

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

                          SUMMARY COMPENSATION TABLE

                               FISCAL YEAR 1997

                                                                   LONG-TERM
                                 ANNUAL COMPENSATION             COMPENSATION
                             ------------------------------- ---------------------              ---
                                                               AWARDS    PAYOUTS
                                                             ---------- ----------
                                                                        SECURITIES
                                                             RESTRICTED UNDERLYING     ALL
                                                OTHER ANNUAL   STOCK     OPTIONS/     OTHER
                             SALARY   BONUS     COMPENSATION  AWARD(S)     SARS    COMPENSATION
NAME AND PRINCIPAL POSITION    ($)     ($)          ($)        ($)(3)      (#)         ($)
---------------------------  ------- -------    ------------ ---------- ---------- ------------
Glenn D. Bolduc.........      33,000 270,000(1)          (2)      0       75,000           0
 President and CEO
C. Raymond Marvin.......     242,000 121,000             (2)      0            0           0
 Vice President
David L. Lipsky.........     238,000  94,000             (2)      0       75,000      $5,218(5)
 Director, President--
 Americo
Courtney P. Snyder......     145,000       0             (2)      0       75,000      $9,460(6)
 President--TCC
Judy B. Crawford........     118,000       0       20,000(4)      0            0      $  505(7)
 President--CSI

--------
(1) Pursuant to an employment agreement executed by the Company and Mr. Bolduc in 1996, Mr. Bolduc began to earn an annual salary of $250,000 and a monthly automobile allowance of $1,000 effective November 12, 1997, the date of closing of a private placement (the "Private Placement") of $75 million in aggregate principal amount of 12 3/4% Senior Notes. In January 1998, the Company paid Mr. Bolduc a one-time bonus equal to 1/365th of his annualized salary and automobile allowance multiplied by the number of days from the date of his employment by VIALOG Corporation to the closing of the Private Placement.
(2) The aggregate amount of the Named Executive Officer's Compensation reportable under this category falls below the reporting threshold under
    Item 402(b)(2)(iii)(C)(1) of Regulation S-K.
(3) None of the Named Executive Officers received compensation for their services in the form of restricted stock awards during the fiscal year ended December 31, 1997. However, as of December 31, 1997, each of the Named Executive Officers held restricted shares of the Company's common stock as follows:

                                                                    VALUE($)
NAMED EXECUTIVE OFFICERS                     RESTRICTED SHARES(#) ($5.75/SHARE)
------------------------                     -------------------- -------------
Glenn D. Bolduc.............................        32,500            186,875
C. Raymond Marvin...........................             0                  0
David L. Lipsky.............................       267,826          1,539,999
Courtney P. Snyder..........................        48,780            280,485
Judy B. Crawford............................             0                  0

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

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

  The following table sets forth a summary of the terms of the employment agreements that were entered into with the Named Executive Officers.

NAME                                       POSITION           SALARY     TERM
----                                       --------           ------     ----
Glenn D. Bolduc(1)................ President and CEO--VIALOG $250,000 indefinite
C. Raymond Marvin(2).............. Vice President--VIALOG    $242,000 2 years
David L. Lipsky(3)................ President--Americo        $225,000 3 years
Courtney P. Snyder(4)............. President--TCC            $160,000 3 years
Judy B. Crawford(5)............... President--CSI            $255,000 1 year

--------
(1) Pursuant to an employment agreement executed by the Company and Mr. Bolduc in 1996, Mr. Bolduc began to earn an annual salary of $250,000 and a monthly automobile allowance of $1,000 upon the closing of the Private Placement. In January, 1998, the Company paid Mr. Bolduc a one-time bonus equal to 1/365th of his annualized salary and automobile allowance multiplied by the number of days from the date of his employment by VIALOG Corporation to the closing of the Private Placement. Mr. Bolduc's employment agreement also provides for a severance payment of 18 months' then current salary and the continuation of all fringe benefits for 18 months at the Company's expense after the termination of his employment.
(2) Mr. Marvin's employment agreement provides that if Mr. Marvin's employment terminates during the term of his employment other than for cause, death or disability, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of his employment contract.
(3) Mr. Lipsky's employment agreement provides that if Mr. Lipsky's employment is terminated by Americo other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of his employment agreement. Mr. Lipsky is entitled to a monthly automobile allowance of $750.
(4) Mr. Snyder's employment agreement provides that if Mr. Snyder's employment is terminated by TCC other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of the employment agreement. TCC also maintains a life insurance policy on the life of Mr. Snyder in the face amount of $750,000, the proceeds of which are payable to a beneficiary to be designated by him. He is also entitled to a monthly automobile allowance of $400.
(5) Ms. Crawford's employment agreement provides that if Ms. Crawford's employment is terminated by CSI other than for cause, disability or death, she will be entitled to receive her base compensation and group insurance benefits during a period equal to the remainder of the term of her employment agreement. CSI also maintains a life insurance policy on the life of Ms. Crawford in the face amount of $1.0 million, the proceeds of which are payable to a beneficiary to be designated by her. She is also entitled to a monthly automobile allowance of $1,440.

1996 STOCK PLAN

  On February 14, 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Stock Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of (i) incentive stock options ("ISOs"), (ii) non-qualified stock options ("NQSOs"), (iii) stock appreciation rights ("SARs") and (iv) restricted stock.

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

  The following table sets forth all options granted to the Named Executive Officers in 1997:

                             OPTION GRANTS IN 1997

                                        INDIVIDUAL GRANTS
                         -----------------------------------------------
                                     PERCENT OF
                                       TOTAL                              POTENTIAL REALIZABLE
                         NUMBER OF    OPTIONS                               VALUE AT ASSUMED
                         SECURITIES  GRANTED TO                              ANNUAL RATES OF
                         UNDERLYING EMPLOYEES IN   EXERCISE                    STOCK PRICE
                          OPTIONS      FISCAL       PRICE     EXPIRATION    APPRECIATION FOR
                         GRANTED(#)   YEAR(%)    ($/SHARE)(1)    DATE        OPTION TERM(3)
                         ---------- ------------ ------------ ----------  ---------------------
                                                                            5%($)      10%($)
                                                                          ---------- ----------
Glenn D. Bolduc.........   75,000       14.7(4)      2.00            (2)      94,334    239,061
C. Raymond Marvin.......        0          0            0            (2)         --         --
David L. Lipsky.........   75,000       14.7(5)      5.75            (2)     271,211    687,301
Courtney P. Snyder......   75,000       14.7(5)      5.75            (2)     271,211    687,301
Judy B. Crawford........        0          0            0            (2)         --         --

--------
(1) All options were granted at fair market value as determined by the Board of Directors of the Company on the date of grant. The Board of Directors determined the market value of the common stock based on various factors, including the illiquid nature of an investment in the Company's common stock, the absence of any operating history and the Company's future prospects.
(2) All options granted to the Named Executive Officers terminate on the earlier of (i) the date of termination of employment if the Named Executive Officer ceases to be employed by the Company or (ii) 10 years from date of grant.
(3) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on timing of such exercise and future performance of the Company's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in the price of the common stock from the date of grant to current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.
(4) This option vests over a three year period vesting as to 25,000 shares on the first anniversary of the grant date and as to 6,250 shares on the last day of each quarter thereafter until the option has vested in full.
(5) This option vests over a three year period vesting as to 5,700 shares on December 31, 1997 and as to 6,300 shares on the last day of each quarter thereafter until the option has vested in full.

  The following table sets forth the value of all unexercised options held by the Named Executive Officers at the end of 1997:

                      1997 FISCAL YEAR END OPTION VALUES

                                 NUMBER OF SHARES
                                  OF COMMON STOCK        VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED         IN-THE-MONEY
                                 OPTIONS AT FISCAL         OPTIONS AT FISCAL
                                    YEAR END(#)             YEAR END($)(1)
                             ------------------------- -------------------------
  NAME                       EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
  ----                       ----------- ------------- ----------- -------------
Glenn D. Bolduc.............   66,690       168,310     $381,601     $815,170
C. Raymond Marvin...........        0             0            0            0
David L. Lipsky.............    5,700        69,300            0            0
Courtney P. Snyder..........    5,700        69,300            0            0
Judy B. Crawford............        0             0            0            0

--------
(1) There was no public trading market for the common stock on December 31, 1997. Accordingly, solely for the purposes of this table, the values in this column have been calculated on the basis of a determination of the fair market value of the common stock on December 31, 1997 ($5.75 per share), less the aggregate exercise price of the options.

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

                                                   NUMBER OF SHARES    PERCENT
NAME                                             BENEFICIALLY OWNED(1) OF CLASS
----                                             --------------------- --------
John J. Hassett................................         937,762 (2)      26.6
J. Michael Powell..............................         327,800 (3)       9.3
Reynolds E. Moulton............................         187,500           5.3
Glenn D. Bolduc................................         142,520 (4)       4.0
David L. Lougee................................          74,674 (5)       2.1
Joanna M. Jacobson.............................           6,000 (6)         *
David L. Lipsky................................         279,826 (7)       7.9
Patti R. Bisbano...............................          62,594           1.8
Courtney P. Snyder.............................          60,780 (8)       1.6
C. Raymond Marvin..............................               0             *
Judy B. Crawford...............................          12,000 (9)         *
Jefferies & Company, Inc.......................         358,145(10)      10.1
All executive officers and directors as a group
 (15 persons)..................................         642,928          22.1

--------
  * Less than 1%.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

NAME                                                  CASH CONSIDERATION SHARES
----                                                  ------------------ -------
Access...............................................    $19,000,000(1)      --
CSI..................................................     18,675,000(2)      --
Call Points..........................................      8,000,000(3)   21,000
TCC..................................................      3,645,000     166,156
Americo..............................................      1,260,000     267,826
CDC..................................................      2,400,000     104,348
                                                         -----------     -------
Total Acquisition Consideration......................    $52,980,000     559,330
                                                         ===========     =======

--------
(1) VIALOG Corporation and Access agreed to make an election under Section 338(h)(10) of the Code to treat the purchase and sale of the capital stock of Access as a purchase and sale of assets. VIALOG Corporation agreed to reimburse the stockholders of Access an amount, estimated to be $700,000, equal to the difference between the taxes incurred by such stockholders as a result of the Section 338(h)(10) election and the taxes which would have been incurred by such stockholders had no Section 338(h)(10) election been made, together with the costs incurred in connection with making such calculations. Such reimbursements have not been included in the Total Acquisition Consideration shown above.

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

  VIALOG Corporation (i) caused a subsidiary of VIALOG Corporation to merge with TCC, whereby TCC became a wholly owned subsidiary of VIALOG Corporation and (ii) delivered to the stockholders of TCC 166,156 shares of common stock and approximately $3.6 million in cash in exchange for their shares of TCC. On the date of the Acquisitions, stockholders' equity of TCC was approximately $629,000. In 1996, TCC distributed certain technology and hardware with a net book value of approximately $12,000 to certain stockholders of TCC. Courtney
P. Snyder remained as President of TCC and received 48,780 shares of common stock and approximately $841,000 in cash. VIALOG Corporation granted to Mr. Snyder options for 75,000 shares of common stock exercisable at the fair market value as of the closing of the Private Placement as determined by the VIALOG Corporation Board of Directors. Such options are exercisable for 5,700 shares on December 31, 1997 and an additional 6,300 shares on the last day of each of the 11 calendar quarters thereafter. The options will expire on the third anniversary of the Private Placement closing. John J. Hassett, a principal stockholder of VIALOG Corporation and of TCC, received 44,512 shares of common stock and approximately $768,000 in cash. See "Principal Stockholders." The Company repaid approximately $66,000 of indebtedness of TCC, of which Mr. Snyder and Mr. Hassett were guarantors. Such indebtedness was to mature through 1999 and bore interest at rates ranging from 9.5% to 11% per annum. In addition, Mr. Snyder and Mr. Hassett were guarantors of all of TCC's capital leases, which had remaining lease payments of approximately $324,000. The Company agreed to arrange for the release of such guarantees or to arrange for the discharge of indebtedness underlying such guarantees. From June 30, 1997 to September 30, 1997, TCC made S corporation tax distributions of $14,000. Additional S corporation distributions of approximately $142,000 were made prior to or upon the consummation of the Acquisitions. Mr. Snyder entered into a three-year employment agreement with TCC which included a covenant not to compete expiring no earlier than the third anniversary of the merger or one year from the expiration of his severance period under such agreement, whichever is the later to occur. VIALOG Corporation has also obtained noncompetition agreements with a two-year noncompetition period from certain other principal stockholders and/or employees of TCC.

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

  Glenn D. Bolduc, President and Chief Executive Officer of the Company, owned approximately five percent of the issued and outstanding common stock of MultiLink, a principal supplier of MCUs to the Company. In 1995, 1996 and 1997, aggregate purchases of MCUs and ancillary services from MultiLink by the Acquired Companies were approximately $889,000 and $811,000 and $878,000, respectively. In 1997, MultiLink became a subsidiary of PictureTel Corporation.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

  (a)Documents filed as part of this Form 10-K:

    1.Financial Statements

      See index to Financial Statements under ITEM 8--Financial Statements and Supplementary Data.

    2.Financial Statement Schedules

  All financial statement schedules have been omitted because they are not required, not applicable, or the information to be included in the financial statement schedules is included in the Consolidated Financial Statements or the notes thereto.

    3.Exhibits

      See Exhibit Index.

  (b)Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company in the last quarter of 1997.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER+                               DESCRIPTION
 -------                               -----------
   2.1   Agreement and Plan of Reorganization By and Among VIALOG Corporation,
         TBMA Acquisition Corporation and Telephone Business Meetings, Inc. and
         C. Raymond Marvin Dated as of September 8, 1997.
   2.2   Amendment to Agreement and Plan of Reorganization By and Among VIALOG
         Corporation, TBMA Acquisition Corporation, Telephone Business
         Meetings, Inc. and C. Raymond Marvin Dated as of October 20, 1997.
   2.3   Letter Agreement Dated November 5, 1997 between VIALOG Corporation,
         Telephone Business Meetings, Inc. and C. Raymond Marvin.
   2.4   Amended and Restated Agreement and Plan of Reorganization By and Among
         VIALOG Corporation, CSII Acquisition Corporation and Conference Source
         International, Inc. and Judy B. Crawford and Olen E. Crawford Dated as
         of September 8, 1997.
   2.5   Amended and Restated Asset Purchase Agreement By and Among VIALOG
         Corporation, Call Points Acquisition Corporation, Call Points, Inc.
         and Ropir Industries, Inc. Dated as of October 17, 1997.
   2.6   Amended and Restated Agreement and Plan of Reorganization By and Among
         VIALOG Corporation, KST Acquisition Corporation, Kendall Square
         Teleconferencing, Inc., Courtney Snyder, Paul Ballantine, John Hassett
         and Dwight Grader Dated as of September 30, 1997.
   2.7   First Amendment to Amended and Restated Agreement and Plan of
         Reorganization By and Among VIALOG Corporation, KST Acquisition
         Corporation, Kendall Square Teleconferencing, Inc. and Courtney
         Snyder, Paul Ballantine, John Hassett and Dwight Grader Dated October
         24, 1997.
   2.8   Amended and Restated Agreement and Plan of Reorganization By and Among
         VIALOG Corporation, AMCS Acquisition Corporation and American
         Conferencing Company, Inc. and David Lipsky Dated as of September 30,
         1997.
   2.9   Amended and Restated Agreement and Plan of Reorganization By and Among
         VIALOG Corporation, CDC Acquisition Corporation and Communications
         Development Corporation and Patti R. Bisbano and Maurya Suda Dated as
         of September 30, 1997.
   2.10  First Amendment to Amended and Restated Agreement and Plan of
         Reorganization By and Among VIALOG Corporation, CDC Acquisition
         Corporation, Communication Development Corporation and Patti R.
         Bisbano and Maurya Suda Dated as of October 24, 1997.
   3.1   Restated Articles of Organization of VIALOG Corporation.
   3.2   Amended and Restated By-Laws of VIALOG Corporation.
   3.3   Certificate of Incorporation of Communications Development
         Corporation.
   3.4   By-Laws of Communication Development Corporation.
   3.5   Articles of Incorporation of Conference Source International, Inc.
   3.6   By-Laws of Conference Source International, Inc.
   3.7   Unanimous Consent of Board of Directors of Conference Source
         International, Inc. Amending Section 2 of Article II of the By-Laws.
   3.8   Certificate of Incorporation of Telephone Business Meetings, Inc.
   3.9   Regulations of Telephone Business Meetings, Inc.
   3.10  Articles of Organization of Kendall Square Teleconferencing, Inc.
         (f/k/a Teleconversant, LTD)
   3.11  Articles of Amendment of Certificate of Incorporation of Kendall
         Square Teleconferencing, Inc. Changing the Name of the Company from
         Teleconversant, Ltd. To Kendall Square Teleconferencing, Inc.


 EXHIBIT
 NUMBER+                               DESCRIPTION
 -------                               -----------
   3.12  Articles of Amendment of Certificate of Incorporation of Kendall
         Square Teleconferencing, Inc. Deleting the Stock Transfer Restrictions
         in Article V in Their Entirety.
   3.13  By-Laws of Kendall Square Teleconferencing, Inc.
   3.14  Certificate of Incorporation of American Conferencing Company, Inc.
         (f/k/a AMCS Acquisition Corporation)
   3.15  Certificate of Merger of American Conferencing Company, Inc. Into AMCS
         Acquisition Corporation Evidencing Name Change, Filed with the
         Secretary of State of Delaware.
   3.16  By-Laws of American Conferencing Company, Inc.
   3.17  Certificate of Incorporation of Call Points, Inc. (f/k/a Call Points
         Acquisition Corporation).
   3.18  Certificate of Amendment of Certificate of Incorporation of Call
         Points Evidencing Name Change, Filed with the Secretary of State of
         Delaware.
   3.19  By-Laws of Call Points, Inc.
   4.1   Indenture Dated as of November 12, 1997 Among VIALOG Corporation,
         Telephone Business Meetings, Inc., Conference Source International,
         Inc., Kendall Square Teleconferencing, Inc., American Conferencing
         Company, Inc., Communication Development Corporation, Inc., Call
         Points, Inc. and State Street Bank and Trust Company (including Forms of Series A Security and Series B Security attached to the Indenture as Exhibits A-1 and A-2, respectively).
   4.2   Unit Agreement Dated as of November 12, 1997 By and Among VIALOG
         Corporation, Telephone Business Meetings, Inc., Conference Source
         International, Inc., Call Points, Inc., Kendall Square
         Teleconferencing, Inc., American Conferencing Company, Inc.,
         Communications Development Corporation, and State Street Bank and
         Trust Company (including Form of Unit Certificate attached to the Unit
         Agreement as Exhibit A).
   4.3   Warrant Agreement Dated as of November 12, 1997 Between VIALOG
         Corporation and State Street Bank and Trust Company (including Form of
         Warrant Certificate attached to the Warrant Agreement as Exhibit A).
   4.4   Security Holders' and Registration Rights Agreement Dated as of
         November 12, 1997 Among VIALOG Corporation and Jefferies & Company,
         Inc.
   4.5   Registration Rights Agreement Dated as of November 12, 1997 By and
         Among VIALOG Corporation, Kendall Square Teleconferencing, Inc., AMCS
         Acquisition Corporation, Communication Development Corporation,
         Telephone Business Meetings, Inc., Conference Source International,
         Inc., Call Points Acquisition Corporation and Jefferies & Company,
         Inc.--see Exhibit 1.2.
   4.6*  Exchange Agent Agreement Dated as of February 9, 1998.
  10.1   1996 Stock Plan of the Company.
  10.2   Equipment Lease between CSI and Ally Capital Corporation Dated April
         1, 1996.
  10.3   Equipment Lease between CSI and The CIT Group/Equipment Financing,
         Inc. Dated November 11, 1996.
  10.4   Equipment Lease between CSI and BSFS Equipment Leasing Dated April 8,
         1996.
  10.5   Equipment Lease between TCC (f/k/a Teleconversant Ltd.) and Wasco
         Funding Corp. Dated May 21, 1996.
  10.6   Equipment Lease between TCC (f/k/a Teleconversant Ltd.) and Wasco
         Funding Corp. Dated July 20, 1995.
  10.7   Lease between Aetna Life Insurance Company and ACCESS, as Amended,
         Dated December 6, 1994.
  10.8   Lease Agreement between SPP Real Estate (Georgia II), Inc. and CSI
         Dated November 1, 1996.

 EXHIBIT
 NUMBER+                               DESCRIPTION
 -------                               -----------
 10.9    Amended & Restated Employment Agreement By and Between VIALOG
         Corporation and Glenn D. Bolduc Dated May 6, 1997.
 10.10   Employment Agreement By and Between Telephone Business Meetings, Inc.
         and C. Raymond Marvin Dated as of November 12, 1997.
 10.11   Amendment to Employment Agreement between the Company and C. Raymond
         Marvin Effective as of December 31, 1997.
 10.12   Employment Agreement By and Between CSII Acquisition Corporation and
         Judy B. Crawford Dated as of November 12, 1997.
 10.13   Employment Agreement By and Between Kendall Square Teleconferencing,
         Inc. and Courtney Snyder Dated November 12, 1997.
 10.14   Employment Agreement By and Between American Conferencing Company,
         Inc. and David Lipsky Dated as of November 12, 1997.
 10.15   Employment Agreement By and Between Communication Development
         Corporation and Patti R. Bisbano Dated as of November 12, 1997.
 10.16   Employment Agreement By and Between the Company and William Pucci
         Dated as of October 1, 1996.
 10.17   Employment Agreement By and Between the Company and John Dion Dated as
         of November 4, 1996.
 10.18   Employment Agreement By and Between the Company and Gary Vilardi Dated
         as of April 1, 1997.
 10.19   Employment Agreement By and Between the Company and Robert Moore Dated
         as of October 20, 1997.
 10.20   Employment Agreement By and Between the Company and John Williams
         Dated as of October 14, 1997.
 10.21*  Employment Agreement By and Between Call Points, Inc. And Olen E.
         Crawford Dated as of November 20, 1997.
 10.22   Stockholder Agreement By and Among John J. Hassett and VIALOG
         Corporation Dated as of November 6, 1997.
 10.23   Form of Registration Rights Agreement between VIALOG Corporation and certain of its stockholders specified in Schedules I and II attached thereto.
 10.24   Lease Between Tower Investment Group and Communication Development
         Corp. Dated February 23, 1990, Including Subsequent Modifications
         Thereto.
 10.25   Lease Agreement by and Between 680-690 Kinderkamack Road and American
         Conferencing Company, Inc. Dated June 1997.
 10.26   Lease Between Robert A. Jones and K. George Najarian, Trustees of Old
         Cambridge Realty Trust and Old Kendall Square Realty Trust, and
         Kendall Square Teleconferencing, Inc. (f/k/a Teleconversant, Ltd.)
         Dated February 15, 1996.
 10.27   Lease Between Ropir Communications and Call Points, Inc. Commencing
         May 1, 1995.
 10.28   Amendment to Lease Between Ropir Industries, Inc. and Call Points,
         Inc.
 10.29   Equipment Lease between Kendall Square Teleconferencing, Inc. and
         Wasco Funding Corp. Dated July 31, 1997.
 10.30   Sublease between Eisai Research Institute of Boston, Inc. and VIALOG
         Corporation Dated as of August 20, 1997.

 EXHIBIT
 NUMBER+                              DESCRIPTION
 -------                              -----------
 10.31** Assignment of Lease between Telephone Business Meetings, Inc. and CMC
         Datacomm, Inc. dated as of March 13, 1998.
 11.1**  Statement regarding Computation of Earnings Per Share.
 21.1    Subsidiaries of the Company.
 27.1**  Financial Data Schedule.

--------
+ All non-marked Exhibits listed above are incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041). All Exhibits marked with an asterisk ("*") are incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 1998 (File No. 333-44041). All Exhibits marked with a double asterisk ("**"), are incorporated by reference to the Exhibits to Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 (File No. 333-22585).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          VIALOG Corporation

                                                    /s/ Glenn D. Bolduc
                                          By: _________________________________
                                            GLENN D. BOLDUC, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER
                                            Date: August 13, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

         /s/ Glenn D. Bolduc           President, Chief        August 13, 1998
By: _________________________________   Executive Officer,
           GLENN D. BOLDUC              Treasurer and
                                        Director

          /s/ John J. Dion             Vice President--        August 13, 1998
By: _________________________________   Finance, Principal
            JOHN J. DION                Financial Officer
                                        and Principal
                                        Accounting Officer

       /s/ Joanna M. Jacobson          Director                August 12, 1998
By: _________________________________
         JOANNA M. JACOBSON

         /s/ David L. Lougee           Director                August 13, 1998
By: _________________________________
           DAVID L. LOUGEE

        /s/ Patti R. Bisbano           Director                August 12, 1998
By: _________________________________
          PATTI R. BISBANO

      /s/ Richard G. Hamermesh         Director                August 13, 1998
By: _________________________________
        RICHARD G. HAMERMESH