Form 10-Q/A
period 1998-03-31
VIALOG CORP
filed 1998-08-14
CIK 1016601

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  __________

                                  FORM 10-Q/A

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


                   35 NEW ENGLAND BUSINESS CENTER, SUITE 160
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

                               VIALOG CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 1997 and March 31, 1998 (Unaudited)                           3

   Consolidated Statements of Operations (Unaudited) for the Three Months Ended
      March 31, 1997 and 1998                                                                                4

   Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
      March 31, 1997 and 1998                                                                                5

   Notes to Consolidated Financial Statements (Unaudited)                                                   6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9-12


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                    13

SIGNATURES                                                                                                   14

EXHIBIT INDEX                                                                                                15

                              VIALOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                 DECEMBER 31,         MARCH 31,
                                                                                                     1997                1998
                                                                                               -----------------   -----------------

                                           ASSETS                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                                        $  9,567            $  8,015
     Accounts receivable, net of allowance for doubtful accounts of $32 and $86,
          respectively                                                                                   5,686               6,962
     Prepaid expenses                                                                                      156                 270
     Other current assets                                                                                  101                 159
                                                                                               -----------------   -----------------
        Total current assets                                                                            15,510              15,406

Property and equipment, net                                                                              7,544               8,560
Deferred debt issuance costs                                                                             7,324               6,851
Goodwill and intangible assets, net                                                                     44,391              43,762
Other assets                                                                                               314                 291
                                                                                               -----------------   -----------------

        Total assets                                                                                  $ 75,083            $ 74,870
                                                                                               =================   =================

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                                                $    397            $    381
     Accounts payable                                                                                    2,129               2,495
     Accrued interest expense                                                                            1,310               3,685
     Accrued expenses and other liabilities                                                              4,415               3,843
                                                                                               -----------------   -----------------
        Total current liabilities                                                                        8,251              10,404

Long-term debt, less current portion                                                                    71,539              71,723

Other long-term liabilities                                                                                175                 194

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
          and outstanding                                                                                 --                  --
     Common stock, $0.01 par value; 30,000,000 shares authorized; 3,486,380 and
          3,576,440 shares, respectively, issued and outstanding                                            35                  36
     Additional paid in capital                                                                         11,689              11,713
     Accumulated deficit                                                                               (16,606)            (19,200)
                                                                                               -----------------   -----------------
        Total stockholders' deficit                                                                     (4,882)             (7,451)
                                                                                               -----------------   -----------------
        Total liabilities and stockholders' deficit                                                   $ 75,083            $ 74,870
                                                                                               =================   =================





         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                     1997               1998
                                                                               -----------------  -------------------
Net revenues                                                                   $            --    $           11,290
Cost of revenues, excluding depreciation                                                    --                 6,121
Selling, general and administrative expense                                                 870                3,506
Depreciation expense                                                                          1                  584
Amortization of goodwill and intangibles                                                    --                   628
                                                                               -----------------  -------------------
     Operating income (loss)                                                               (871)                 451

Interest expense, net                                                                        (3)              (3,045)
                                                                               -----------------  -------------------
     Net loss                                                                  $           (874)  $           (2,594)
                                                                               =================  ===================

Net loss per share - basic and diluted                                         $          (0.32)  $            (0.73)
                                                                               =================  ===================
Weighted average shares outstanding                                                   2,747,300            3,542,668
                                                                               =================  ===================

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                            -------------------------------------
                                                                                                  1997                1998
                                                                                            ------------------  -----------------
Cash flows from operating activities:
     Net loss                                                                                  $        (874)    $        (2,594)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                       1                 584
        Amortization of goodwill and intangibles                                                         -                   628
        Amortization of debt issuance costs and debt discount                                            -                   748
        Provision for doubtful accounts                                                                  -                    55
        Compensation expense for issuance of common stock and options                                     24                   -
     Changes in operating assets and liabilities:
        Accounts receivable                                                                              -                (1,330)
        Prepaid expenses and other current assets                                                          3                (172)
        Other assets                                                                                     (40)                 20
        Accounts payable                                                                                 453                 366
        Accrued expenses                                                                                 427               1,803
        Other long-term liabilities                                                                        -                  19
                                                                                            ------------------  -----------------
             Cash flows provided by (used in) operating activities                                        (6)                127
                                                                                            ------------------  -----------------

Cash flows from investing activities:
     Additions to property and equipment                                                                 (21)             (1,600)
                                                                                            ------------------  -----------------
             Cash flows used in investing activities                                                     (21)             (1,600)
                                                                                            ------------------  -----------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt and warrants                                               500                   -
     Payments of long-term debt                                                                          -                  (104)
     Proceeds from issuance of common stock                                                                2                  25
     Deferred offering costs                                                                            (650)                  -
                                                                                            ------------------  -----------------
             Cash flows used in financing activities                                                    (148)                (79)
                                                                                            ------------------  -----------------
Net increase in cash and cash equivalents                                                               (175)             (1,552)

Cash and cash equivalents at beginning of period                                                         337               9,567
                                                                                            ------------------  -----------------
Cash and cash equivalents at end of period                                                     $         162     $         8,015
                                                                                            ==================  =================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                               $         -       $            36



         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter ended March 31, 1998 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1997 included in the Company's amended Form 10-K where certain terms have been defined. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)   DESCRIPTION OF BUSINESS

VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to VIALOG Corporation. The Company was formed to create a national independent provider of group communications services, consisting primarily of operator-attended and operator-on-demand audio teleconferencing, as well as video and data conferencing services. On November 12, 1997, the Company sold $75.0 million in senior notes due 2001, Series A in a private placement (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired, in separate transactions (the "Acquisitions"), six private conference service bureaus (each an "Operating Center", and collectively, the "Operating Centers") in exchange for cash and shares of its common stock.

Prior to November 12, 1997, the Company did not conduct any operations, and all activities related to the acquisitions and the completion of financing transactions to fund the Acquisitions.

(3)  LONG-TERM DEBT

                                                      DECEMBER 31,     MARCH 31,
                                                         1997            1998
                                                      ------------     ---------
                                                             (IN THOUSANDS)
12 3/4% Senior Notes Payable, due 2001, net
  of unamortized discount of $4,203 and $3,931         $  70,797       $  71,069
Capitalized lease obligations                              1,044             945
Other long-term debt                                          95              90
                                                      ------------     ---------
   Total long-term debt                                   71,936          72,104
   Less current portion                                      397             381
                                                      ------------     ---------
   Total long-term debt, less current portion          $  71,539        $ 71,723
                                                      ============     =========


SENIOR NOTES PAYABLE

The senior notes issued in the Private Placement bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The senior notes, which are guaranteed by each of the Operating Centers, mature on November 15, 2001 and are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the indenture pursuant to which the senior notes were issued.

On February 12, 1998, the Company offered to exchange (the "Exchange Offer") $75.0 million of 12 3/4% senior notes, Series B (the "Exchange Notes") for the existing $75.0 million of 12 3/4% senior notes, Series A (the "Old Notes"). In connection with the Exchange Offer, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the registration of the Exchange Notes under the Securities Act of 1933. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Old Notes except for certain transfer restrictions and registration rights relating to the Old Notes. The Old Notes and the Exchange Notes (collectively, the "Senior Notes") were issued pursuant to an indenture dated November 12, 1997. The Company did not receive any proceeds from the Exchange Offer, which was terminated on March 26, 1998 with all of the Old Notes being surrendered for Exchange Notes.

(4) LOSS PER SHARE

As the Company was in a net loss position for the three months ended March 31, 1997 and 1998, common stock equivalents of 877,143 and 1,837,262, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share for the three months ended March 31, 1997 and 1998 is the same as basic loss per share and, therefore, has not been presented separately.

(5) SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the three months ended March 31, 1998. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.



                           VIALOG
                           CORP.    ACCESS     CSI    CALL POINTS  TCC    AMERICO   CDC    ELIMINATIONS CONSOLIDATED
                          --------  -------  -------  ----------- ------  -------  ------  ------------ ------------
BALANCE SHEET
 INFORMATION AS OF MARCH
 31, 1998 (UNAUDITED)

Total current assets....  $  9,650  $ 1,633  $ 1,144    $2,020    $  834  $ (457)  $  582    $    --      $15,406
Property and equipment,
 net....................       126    4,042    1,099     1,655       908     644       86         --        8,560
Investment in
 subsidiaries...........    57,121      --       --        --        --      --       --      (57,121)        --
Goodwill................       --    15,675   14,986     3,807     3,893   2,931    2,470         --       43,762
Other assets............     6,938       34       67       --         12      87        4         --        7,142
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
 Total assets...........  $ 73,835  $21,384  $17,296    $7,482    $5,647  $3,205   $3,142    $(57,121)    $74,870
                          ========  =======  =======    ======    ======  ======   ======    ========     =======
Current liabilities.....  $  5,438  $ 1,990  $   604    $  983    $  635  $  628   $  126    $    --      $10,404
Long-term debt,
 excluding current
 portion................    71,069       20      378       --        166      90      --          --       71,723
Other liabilities.......       --       161      --        --         13     --        20         --          194
Stockholders' equity
 (deficit)..............    (2,672)  19,213   16,314     6,499     4,833   2,487    2,996     (57,121)     (7,451)
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
 Total liabilities and
  stockholders' equity
  (deficit).............  $ 73,835  $21,384  $17,296    $7,482    $5,647  $3,205   $3,142    $(57,121)    $74,870
                          ========  =======  =======    ======    ======  ======   ======    ========     =======

                           VIALOG
                           CORP.    ACCESS     CSI    CALL POINTS  TCC    AMERICO   CDC    ELIMINATIONS CONSOLIDATED
                          --------  -------  -------  ----------- ------  -------  ------  ------------ ------------
STATEMENT OF OPERATIONS
 INFORMATION FOR THE
 THREE MONTHS ENDED
 MARCH 31, 1998
 (UNAUDITED)
Net revenues............  $    --   $ 4,355  $ 2,023    $2,347    $1,391  $  697   $  567    $    (90)    $11,290
Cost of revenues,
 excluding
 depreciation...........       --     2,081      897     1,675       721     500      337         (90)      6,121
Selling, general and
 administrative
 expenses...............     2,158      361      242       174       246     181      144         --        3,506
Depreciation expense....         8      286       93       105        52      28       12         --          584
Amortization of goodwill
 and intangibles........       --       224      217        64        51      39       33         --          628
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
 Operating income
  (loss)................    (2,166)   1,403      574       329       321     (51)      41         --          451
Interest income
 (expense), net.........    (3,010)       1      (19)      --         (9)    (10)       2         --       (3,045)
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
 Net income (loss)......  $ (5,176) $ 1,404  $   555    $  329    $  312  $  (61)  $   43    $    --      $(2,594)
                          ========  =======  =======    ======    ======  ======   ======    ========     =======
CASH FLOW INFORMATION
 FOR THE THREE MONTHS
 ENDED MARCH 31, 1998
Cash flows provided by
 (used in)
 operating activities...   $   (46) $   188  $   433    $ (347)   $  (14) $   88   $ (175)   $    --      $   127
Cash flows provided by
 (used in) investing
  activities............       (65)  (1,022)    (231)     (143)      (77)    (60)      (2)        --       (1,600)
Cash flows provided by
(used in) financing
activities..............        25       (9)     (66)      --        (25)     (4)     --          --          (79)
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
Net increase in cash and
 cash equivalents.......       (86)    (843)     136      (490)     (116)     24     (177)        --       (1,552)
Cash and cash equiva-
 lents at the
 beginning of period....     8,396      440      (49)      489        46      67      178         --        9,567
                          --------  -------  -------    ------    ------  ------   ------    --------     -------
Cash and cash equiva-
 lents at the end of
 period.................  $  8,310  $  (403) $    87    $   (1)   $  (70) $   91   $    1    $    --      $ 8,015
                          ========  =======  =======    ======    ======  ======   ======    ========     =======

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's amended Form 10-Q for the three months ended March 31, 1998 and the amended Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

The Form 10-Q for the three months ended March 31, 1998 has been amended to reflect a revised presentation style for the Consolidated Statement of Operations and to include supplemental consolidating condensed financial information for the Company and its subsidiaries as guarantors of the Company's 12 3/4% Senior Notes due November 15, 2001. In addition, certain disclosures have been added to conform to the disclosures included in the Company's Form S-1 Registration Statement (file no. 333-53395) filed with the Securities and Exchange Commission. There was no change to net revenues, net loss or net loss per share for the three months ended March 31, 1997 and 1998 as a result of the amendment.

VIALOG CORPORATION

 RESULTS OF OPERATIONS

The Company was incorporated on January 1, 1996. Prior to the Acquisitions of the Operating Centers, the Company did not conduct any operations, and all activities conducted by it related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

Net revenues and cost of revenues, excluding depreciation. As the Company did not conduct any operations prior to November 12, 1997, there were no revenues and cost of revenues, excluding depreciation for the three months ended March 31, 1997. Net revenues and cost of revenues, excluding depreciation for the three months ended March 31, 1998 represent the consolidated results of the Company, including the Operating Centers.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 303%, from $870,000 to $3.5 million for the three months ended March 31, 1997 and 1998, respectively. The increase was primarily due to the fact that selling, general and administrative expenses for the three months ended March 31, 1997 represented only general and administrative expenses related to the organization of the Company and the consummation of business combination agreements with the Operating Centers, while the expenses for the three months ended March 31, 1998 represent consolidated selling, general and administrative expenses of the Company, including the Operating Centers. Selling, general and administrative expenses for the three months ended March 31, 1997 and 1998 consisted primarily of the following: compensation, benefits and travel expenses of $415,000 and $2.2 million, respectively, certain marketing expenses including advertising, promotions, trade shows and consulting of $125,000 and $412,000, respectively, professional services expenses of $233,000 and $316,000, respectively, occupancy costs of $54,000 and $127,000, respectively, materials, supplies and equipment related costs of $18,000 and $158,000, respectively, taxes and insurance costs of $0 and $107,000, respectively, and all other costs of $25,000 and $152,000, respectively.

Depreciation and amortization expense. Depreciation expense increased $583,000 from $1,000 to $584,000 for the three months ended March 31, 1997 and 1998, respectively. The increase was primarily due to the fact that VIALOG Corporation did not conduct operations during the three months ended March 31, 1997, while depreciation expense for the three months ended March 31, 1998 represents consolidated depreciation expense of the Company, including the Operating Centers.

Interest expense, net. Interest expense, net increased $3.0 million from $3,000 to $3.0 million for the three months ended March 31, 1997 and 1998, respectively. The increase was primarily due to (i) approximately $2.4 million of accrued interest expense on the $75.0 million of Senior Notes and (ii) approximately $746,000 of non-cash interest expense related to the amortization of deferred debt issuance costs and original issue discount on the Senior Notes, both of which were partially offset by increased interest income of approximately $100,000 due to increased cash balances.

 LIQUIDITY AND CAPITAL RESOURCES

As the Company did not conduct any operations prior to November 12, 1997, the Company generated negative cash flows for the three months ended March 31, 1997. For the three months ended March 31, 1998, the Company generated a positive cash flow from operations of $127,000. Cash used in investing activities of $1.6 million for the three months ended March 31, 1998 related to the acquisition of property and equipment. Cash used in financing activities of $79,000 for the three months ended March 31, 1998 related primarily to the repayment of capital lease obligations offset by proceeds from the exercise of stock options. The Company had working capital of $5.0 million at March 31, 1998.

On November 12, 1997, the Company completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15,1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness,(ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates,
(iv) the ability to materially change the present method of conducting business,
(v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants notes above. The Company is in compliance with all covenants contained in the Indenture.

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

The Company is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has performed a preliminary review of its existing computer programs to address the Year 2000 issue. Based on the preliminary review, the Company believes that the Year 2000 issue will not have a significant impact on the operations or the financial results of the Company. The internally developed computer programs used in the operations of the Company that are expected to be used beyond the year 1999 are Year 2000 compliant. Additionally, as part of the integration of the Operating Centers, the Company will be implementing common systems in both the operations and financial management areas of the Company within the next two years. The systems implemented or upgraded will all be Year 2000 compliant, one of the criteria of the systems integration plan. The Company will continue to assess the impact of the Year 2000 issue as a part of the systems integration plan. The Company is in the process of contacting all of its software and hardware suppliers with regard to their respective Year 2000 compliant programs.

 CONSOLIDATED AND COMBINED OPERATING CENTERS AND VIALOG CORPORATION-RESULTS OF OPERATIONS

The combined Operating Centers' Statement of Operations data for the three months ended March 31, 1997 does not purport to present the financial results or the financial condition of the combined Operating Centers in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues of the individual Operating Centers on an historical basis, and excludes the effects of pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because the Operating Centers were not under common control or management.

The following table compares certain unaudited combined data of the Operating Centers on an historical basis for the three months ended March 31, 1997 and certain unaudited consolidated data of VIALOG Corporation for the three months ended March 31, 1998, excluding the effects of pro forma adjustments:

                                THREE MONTHS ENDED MARCH 31,
                          --------------------------------------
                                 1997                 1998
                          -----------------    -----------------
                                   (DOLLARS IN THOUSANDS)
Net revenues               $ 8,347   100.0%     $ 11,290  100.0%
Cost of revenues,
 excluding depreciation      4,050    48.5%        6,121   54.2%


Net revenues. All Operating Centers reflected an increase in net revenues for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Net revenues increased $2.9 million, or 35.3%, from combined net revenues of $8.3 million in 1997 to consolidated net revenues of $11.3 million in 1998. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in Access' net revenues of $1.3 million, or 44.7%, which consisted of increased sales of teleconferencing services of approximately $624,000 and $676,000 to existing and new customers, respectively, including the introduction of video equipment sales in the first quarter of 1998, (ii) an increase in TCC's net revenues of $497,000 or 55.7%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, and (iii) an increase in CSI's net revenues of $497,000, or 32.6%, which consisted of increased net revenues of $447,000 and $50,000 to existing and new customers, respectively.

Cost of revenues, excluding depreciation. Consolidated cost of revenues, excluding depreciation for the three months ended March 31, 1998 increased $2.1 million, or 51.1%, from combined cost of revenues, excluding depreciation for the three months ended March 31, 1997, and increased as a percentage of revenue from 48.5% to 54.2% for the three months ended March 31, 1997 and 1998, respectively. The dollar increase was primarily attributable to (i) an increase in Access' cost of revenues, excluding depreciation of $834,000, or 66.9%, resulting from increased telecommunications costs associated with increased call volumes, and equipment costs related to the introduction of video equipment sales in the first quarter of 1998 (which generate a lower gross margin than teleconferencing services), (ii) an increase in CSI's cost of revenues, excluding depreciation of $341,000, or 61.3%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, (iii) an increase in TCC's cost of revenues, excluding depreciation of $324,000, or 81.6%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth and (iv) an increase in Americo's cost of revenues, excluding depreciation of $200,000, or 66.7%, resulting from increased operating costs due to increased staffing to support current and projected revenue growth. The increase as a percentage of revenues was primarily attributable to (a) a change at Access in the utilization of certain personnel from providing sales support activities during the start-up phase of video conferencing, the related cost of which was included in selling, general and administrative expenses during the three months ended March 31, 1997, to being involved directly in the providing of video conferencing services during the three months ended March 31, 1998, the related cost of which was included in cost of revenues, excluding depreciation, (b) additional labor and related expenses associated with the integration of the Operating Centers and temporary accelerated hiring and training due to anticipated increases in call volumes,
(c) a modest net decrease in the average price per conferencing minute for similar types of conferencing services, which resulted in a net decrease to net revenues of approximately $490,000 based on taking the respective call volumes for the three months ended March 31, 1998 at the average prices during the three months ended March 31, 1997 for similar services and (d) additional long distance charges associated with new Federal Communications Commission fees.

Certain of the Operating Centers have entered into new contracts for long distance telephone service. Had these contracts been in effect as of January 1, 1998, cost of revenues, excluding depreciation for the three months ended March 31, 1998 would have decreased by approximately $340,000.

 CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company which could cause the Company's actual results to differ materially from expected and historical results. These factors are discussed in the Safe Harbor for Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's amended Form 10-K for the year ended December 31, 1997, and should be read in conjunction with this amended Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

In connection with the acquisition of the assets of Call Points, Inc. ("Call Points"), the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court (Northern District of Alabama)against Call Points, Ropir and certain other parties named therein. Complainants in these cases could seek to name the Company as a defendant in such pending litigation and could seek to hold the Company liable for damages resulting from the litigation as a successor in interest to Call Points. In addition to equitable relief, the complainants are seeking an unspecified amount for back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although the Company believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points agreed to indemnify the Company from any liability relating to such claims and placed $250,000 of the proceeds from the sale of the assets of Call Points in escrow with a third party to secure such indemnification obligations. In light of such indemnification, the Company does not believe that such claims, if successful, would have a material adverse effect on the Company.

A former employee of Conference Source International, Inc. ("CSI"), has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI's stockholders upon the consummation of the acquisition of CSI by VIALOG Corporation, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and the former stockholders of CSI believe that such claim is without merit.

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

Date:  August 13, 1998


                                                 /s/  Glenn D. Bolduc
                                               --------------------------
                                               Glenn D. Bolduc,
                                               President and Chief Executive
                                               Officer


                                                 /s/  John J. Dion
                                               ----------------------
                                               John J. Dion,
                                               Vice President-Finance
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                        PAGE
                                                                        ----
11(a)-Calculation of Shares Used in Determining Loss Per Share           16