Form 10-Q
period 1998-06-30
VIALOG CORP
filed 1998-08-14
CIK 1016601

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  __________

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                   35 NEW ENGLAND BUSINESS CENTER, SUITE 160
                   -----------------------------------------
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

Yes  [X]    No  [_]


At August 12, 1998 the registrant had outstanding an aggregate of 3,675,072 shares of its Common Stock, $.01 par value.

                              VIALOG CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                               Page
                                                                                                             ----
ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets at December 31, 1997 and June 30, 1998 (Unaudited)                              3

   Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended
      June 30, 1997 and 1998                                                                                   4

   Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
      June 30, 1997 and 1998                                                                                   5

   Notes to Consolidated Financial Statements (Unaudited)                                                     6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-12


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                    13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     13

SIGNATURES                                                                                                    14

EXHIBIT INDEX                                                                                                 15

                              VIALOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         DECEMBER 31,     JUNE 30,
                                                                            1997           1998
                                                                         -----------   ------------
                                  ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                              $  9,567       $  3,608
   Accounts receivable, net of allowance
     for doubtful accounts of $32 and $159, respectively                     5,686          6,613
   Prepaid expenses                                                            156            298
   Deferred offering costs                                                       -            174
   Other current assets                                                        101             59
                                                                         ---------      ---------
     Total current assets                                                   15,510         10,752

Property and equipment, net                                                  7,544          9,396
Deferred debt issuance costs                                                 7,324          6,377
Goodwill and intangible assets, net                                         44,391         43,140
Other assets                                                                   314            626
                                                                         ---------      ---------
     Total assets                                                         $ 75,083       $ 70,291
                                                                         =========      =========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                      $    397       $    370
   Accounts payable                                                          2,129          2,619
   Accrued interest expense                                                  1,310          1,215
   Accrued expenses and other liabilities                                    4,415          4,345
                                                                         ---------      ---------
     Total current liabilities                                               8,251          8,549

Long-term debt, less current portion                                        71,539         71,911
Other long-term liabilities                                                    175            206

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.01 par value; 10,000,000
    shares authorized; none issued and outstanding                               -              -
   Common stock, $0.01 par value; 30,000,000 shares
   authorized; 3,486,380 and 3,665,072 shares, respectively,
    issued and outstanding                                                      35             37

   Additional paid-in capital                                               11,689         11,742
   Retained deficit                                                        (16,606)       (22,154)
                                                                         ---------      ---------
      Total stockholders' deficit                                           (4,882)       (10,375)
                                                                         ---------      ---------
      Total liabilities and stockholders' deficit                         $ 75,083       $ 70,291
                                                                         =========      =========


         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------     ---------------------------
                                                         1997         1998               1997        1998
                                                     ------------   ------------     ------------   ------------
Net revenues                                          $        -     $   11,878       $        -     $   23,168
Cost of revenues, excluding depreciation                       -          6,012                -         12,134
Selling, general and administrative expense                2,660          4,437            3,530          7,942
Depreciation expense                                           2            651                3          1,235
Amorization of goodwill and intangibles                        -            623                -          1,251
                                                      -----------    -----------      -----------    -----------
   Operating income (loss)                                (2,662)           155           (3,533)           606

Inerest expense, net                                         (63)        (3,109)             (66)        (6,154)
                                                      -----------    -----------      -----------    -----------
   Net loss                                           $   (2,725)    $   (2,954)      $   (3,599)    $   (5,548)
                                                      ===========    ===========      ===========    ===========
Net loss per share - basic and diluted                $    (0.97)    $    (0.81)      $    (1.30)    $    (1.55)
                                                      ===========    ===========      ===========    ===========
Weighted average shares outstanding                    2,799,300      3,628,072        2,773,300      3,585,370
                                                      ===========    ===========      ===========    ===========

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                            1997            1998
                                                                        -------------  -------------
Cash flows from operating activities:
   Net Loss                                                                $(3,599)       $(5,548)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation                                                               3          1,235
      Amortization of goodwill and intangibles                                   -          1,251
      Amorization of debt issuance costs and debt discount                      53          1,496
      Provision for doubtful accounts                                            -            131
      Write-off of deferred offering costs                                     205              -
   Changes in operating assets and liabilities:
      Accounts receivable                                                        -         (1,058)
      Prepaid expenses and other current assets                                 13           (100)
      Other assets                                                               -           (199)
      Accounts payable                                                       1,100            490
      Accrued expenses                                                       1,459           (151)
      Other long-term liabilities                                                -             31
                                                                          --------       --------
         Cash flows used in operating activities                              (766)        (2,422)
                                                                          --------       --------

Cash flows from investing activities:
   Additions to property and equipment                                         (24)        (3,087)
   Deferred acquisition costs                                                  (42)          (119)
                                                                          --------       --------
         Cash flows used in investing activities                               (66)        (3,206)
                                                                          --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt and warrants                       500              -
   Payments of long-term debt                                                    -           (198)
   Proceeds from issuance of common stock                                        2             41
   Deferred offering costs                                                       -           (174)
                                                                          --------       --------
         Cash flows provided by (used in) financing activities                 502           (331)
                                                                          --------       --------
Net decrease in cash and cash equivalents                                     (330)        (5,959)

Cash and cash equivalents at beginning of period                               337          9,567
                                                                          --------       --------

Cash and cash equivalents at end of period                                 $     7        $ 3,608
                                                                          ========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                             $     -        $ 4,934

         See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and six month periods ended June 30, 1998 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K where certain terms have been defined. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)   DESCRIPTION OF BUSINESS

VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996. The Company was formed to create a national independent provider of group communications services, consisting primarily of operator-attended and operator-on-demand audio teleconferencing, as well as video and data conferencing services. On November 12, 1997, the Company sold $75.0 million in senior notes due 2001, Series A in a private placement (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired, in separate transactions (the "Acquisitions"), six private conference service bureaus (each an "Operating Center", and collectively, the "Operating Centers") in exchange for cash and shares of its common stock. Each of the Operating Centers is a wholly-owned subsidiary of the Company.

Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

(3)  LONG-TERM DEBT


                                                   DECEMBER 31,    JUNE 30,
                                                      1997           1998
                                                   ------------  ------------
                                                         (in thousands)
12 3/4% Senior Notes Payable, due 2001, net
  of unamortized discount of $4,203 and $3,659       $70,797       $71,341
Capitalized lease obligations                          1,044           856
  Other long-term debt                                    95            84
                                                     ---------     ---------
  Total long-term debt                                71,936        72,281
  Less current portion                                   397           370
                                                     ---------     ---------
  Total long-term debt, less current portion         $71,539       $71,911
                                                     ---------     ---------

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

(4) LOSS PER SHARE

As the Company was in a net loss position for the three and six months ended June 30, 1997 and 1998, common stock equivalents of 822,508, 1,971,468, 849,826 and 1,904,365 for the three months ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share for the three and six months ended June 30, 1997 and 1998 is the same as basic loss per share and, therefore, has not been presented separately.

(5)  SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the six months ended June 30, 1998. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                               VIALOG                          CALL
                               CORP.     ACCESS      CSI      POINTS      TCC      AMERICO      CDC      ELIMINATIONS  CONSOLIDATED
                               ------    ------   ---------   ------   ---------   -------   ---------   ------------  ------------
                                                                           (in thousands)
BALANCE SHEET INFORMATION
AS OF JUNE 30, 1998
(UNAUDITED)
Total current assets           $ 2,111   $ 2,978   $ 2,029     $2,386   $1,055     $ (588)     $  781       $      -     $10,752
Property and equipment, net        291     4,439     1,109      1,761    1,069        636          91              -       9,396
Investment in subsidiaries      57,121         -         -          -        -          -           -        (57,121)          -
Goodwill and intangible assets       -    15,457    14,769      3,744    3,842      2,891       2,437              -      43,140
Other assets                     6,652       159        79          -       14         91           8              -       7,003
                               -------   -------   -------     ------   ------     ------      ------       --------     -------
    Total assets               $66,175   $23,033   $17,986     $7,891   $5,980     $3,030      $3,317       $(57,121)    $70,291
                               =======   =======   =======     ======   ======     ======      ======       ========     =======
Current liabilities            $ 3,325   $ 2,065   $   595     $  934   $  700     $  797      $  133       $      -     $ 8,549
Long-term debt, excluding
  current portion               71,341        16       334          -      136         84           -              -      71,911
Other liabilities                    -       172         -          -       13          -          21              -         206
Stockholders' equity (deficit)  (8,491)   20,780    17,057      6,957    5,131      2,149       3,163        (57,121)    (10,375)
                               -------   -------   -------     ------   ------     ------      ------       --------     -------
  Total liabilities and stock-
  holders' equity (deficit)    $66,175   $23,033   $17,986     $7,891   $5,980     $3,030      $3,317       $(57,121)    $70,291
                               =======   =======   =======     ======   ======     ======      ======       ========     =======

                               VIALOG                           CALL
                                CORP.     ACCESS      CSI      POINTS      TCC     AMERICO     CDC     ELIMINATIONS   CONSOLIDATED
                               ------     ------   ---------   ------   ---------  -------   -------   ------------   ------------
                                                                         (in thousands)
STATEMENT OF OPERATIONS
INFORMATION FOR THE SIX
MONTHS ENDED JUNE 30,
1998 (UNAUDITED)
Net revenues                   $      -   $  8,797   $  4,164   $  4,787   $  2,809   $  1,457   $  1,394   $   (240)  $ 23,168
Cost of revenues, excluding
  depreciation                        -      4,055      1,753      3,336      1,490        924        816       (240)    12,134
Selling, general and
  administrative expenses         4,907        714        463        323        474        778        283          -      7,942
Depreciation expense                 23        615        188        214        114         57         24          -      1,235
Amortization of goodwill and
  intangibles                         -        445        433        127        102         78         66          -      1,251
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
  Operating income (loss)        (4,930)     2,968      1,327        787        629       (380)       205          -        606
Interest income (expense), net   (6,095)         3        (29)         -        (19)       (19)         5          -     (6,154)
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
  Net income (loss)            $(11,025)  $  2,971   $  1,298   $    787   $    610   $   (399)  $    210   $      -   $ (5,548)
                               ========   ========   ========   ========   ========   ========   ========   ========   ========
CASH FLOW INFORMATION FOR
THE SIX MONTHS ENDED
JUNE 30, 1998 (UNAUDITED)
Cash flows provided by (used
  in) operating activities     $ (4,016)  $    873   $    647   $    (45)  $    313   $    (61)  $   (133)  $      -   $ (2,422)
Cash flows used in investing
  activities                       (363)    (1,748)      (336)      (358)      (300)       (82)       (19)         -     (3,206)
Cash flows used in financing
  activities                       (133)       (18)      (119)         -        (51)       (10)        -          -       (331)
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Net increase (decrease) in
  cash and cash equivalents      (4,512)      (893)       192       (403)       (38)      (153)      (152)         -     (5,959)
Cash and cash equivalents at
  the beginning of period         8,396        440        (49)       489         46         67        178          -      9,567
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Cash and cash equivalents at
  the end of period            $  3,884   $   (453)  $    143   $     86   $      8   $    (86)  $     26   $      -   $  3,608
                               ========   ========   ========   ========   ========   ========   ========   ========   ========

(6)    ACQUISITION

In May, 1998, the Company signed a definitive merger agreement to acquire all of the outstanding capital stock of A Business Conference-Call, Inc. ("ABCC"), contingent upon completion of certain items defined in the merger agreement. The acquisition will be accounted for using the purchase method of accounting. The total purchase price is $14.0 million in cash plus (i) an additional amount, based on ABCC's closing date balance sheet, equal to the balances of cash plus accounts receivable (net of a bad debt reserve of 5%) less all liabilities as of the closing date, and (ii) approximately $100,000 related to tax reimbursements. Based on ABCC's June 30, 1998 balance sheet, the amount of such additional consideration would be approximately $252,000. In addition, the Company expects to incur approximately $200,000 of acquisition costs. The two stockholders of ABCC will each enter into one-year employment contracts and receive incentive stock options for the purchase of 37,500 shares of common stock at the effective date of the merger. The options will vest as to 3,125 shares on the effective date of the merger and an additional 3,125 shares on each October 1, January 1, April 1, and July 1 thereafter until fully vested.


(7)    OFFICER TERMINATION

The Company terminated the employment of David L. Lipsky, former President of Americo, in June 1998. On July 22, 1998, the Company and Mr. Lipsky signed an agreement resolving a dispute regarding his employment and position at Americo. The Company agreed to pay Mr. Lipsky a sum of $309,000, less required withholdings and deductions, in satisfaction of amounts due under his employment agreement and to include Mr. Lipsky as a selling shareholder in the proposed initial public offering of the Company's common stock with respect to the 267,826 shares of common stock owned by Mr. Lipsky. In exchange, Mr. Lipsky agreed, among other things, to cancel all of his vested and unvested stock options, release the Company from all claims, refrain from acquiring any voting securities of the Company for ten years, and acknowledge the termination of his employment as President of Americo and his term as a director of the Company. Approximately $413,000 has been expensed in the three months ended June 30, 1998 related to the payment of $309,000 and associated legal fees.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three and six months ended June 30, 1998 and the Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

VIALOG CORPORATION

 RESULTS OF OPERATIONS

The Company was incorporated on January 1, 1996. Prior to the Acquisitions of the Operating Centers, the Company did not conduct any operations, and all activities conducted by it related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

Net revenues and cost of revenues, excluding depreciation.   As the Company did
not conduct any operations prior to November 12, 1997, there were no revenues and cost of revenues, excluding depreciation for the three and six months ended June 30, 1997. Net revenues and cost of revenues, excluding depreciation for the three and six months ended June 30, 1998 represent the consolidated results of the Company, including the Operating Centers.

Two of the Company's largest outsourcing customers have recently agreed to acquire or merge with competitors of the Company. Collectively, these customers accounted for approximately 13% of the Company's 1997 combined net revenues.
One of these customers, representing approximately 9% of the Company's 1997 combined net revenues, has verbally informed the Company that it will honor its outsourcing contract with the Company through at least August 1999. The Company believes that the second customer, representing approximately 4% of the Company's 1997 combined net revenues, will move its teleconferencing business during the second half of 1998 to a teleconferencing company it has recently acquired. Although a significant reduction in or loss of net revenues from these customers could reduce the Company's expected net revenues and operating results in the near term, the Company believes that the long-term impact to net revenues and results of operations will not be significant.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.8 million, or 67%, from $2.7 million to $4.4 million for the three months ended June 30, 1997 and 1998, respectively, and increased $4.4 million, or 125%, from $3.5 million to $7.9 million for the six months ended June 30, 1997 and 1998, respectively. The increase was primarily due to the fact that selling, general and administrative expenses for the three and six months ended June 30, 1997 represented only general and administrative expenses related to the organization of the Company and the consummation of business combination agreements with the Operating Centers, while the expenses for the three and six months ended June 30, 1998 represent consolidated selling, general and administrative expenses of the Company, including the Operating Centers. Selling, general and administrative expenses for the six months ended June 30, 1997 and 1998 consisted primarily of the following: (i) compensation, benefits and travel expenses of $779,000 and $5.0 million, respectively, (ii) certain marketing expenses, including advertising, promotions, trade shows and consulting of $237,000 and $1.0 million, respectively, (iii) professional services expenses of $2.4 million and $602,000, respectively, (iv) occupancy costs of $96,000 and $360,000, respectively, (v) materials, supplies and equipment related costs of $26,000 and $378,000, respectively, (vi) taxes and insurance costs of $0 and $254,000, respectively, and (vii) all other costs of $19,000 and $371,000, respectively. Included in professional services expenses for the three months ended June 30, 1997 is approximately $2.0 million related to an initial public offering which was terminated in early 1997. Included in selling, general and administrative expenses for the three and six months ended June 30, 1998 is approximately $508,000 for compensation and legal expenses related to severance agreements for two former employees.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.3 million from $2,000 to $1.3 million for the three months ended June 30, 1997 and 1998, respectively, and increased $2.5 million from $3,000 to $2.5 million for the six months ended June 30, 1997 and 1998, respectively. The increase was primarily due to the fact that VIALOG Corporation did not conduct operations during the three and six months ended June 30, 1997, while depreciation and amortization expense for the three and six months ended June 30, 1998 represents consolidated depreciation and amortization expense of the Company, including the Operating Centers.

Interest expense, net. Interest expense, net increased $3.0 million from $63,000 to $3.1 million for the three months ended June 30, 1997 and 1998, respectively, and increased $6.1 million from $66,000 to $6.2 million for the six months ended June

30, 1997 and 1998, respectively. The six month increase was primarily due to (i) approximately $4.8 million of interest expense on the $75.0 million of Senior Notes and (ii) approximately $1.5 million of non-cash interest expense related to the amortization of deferred debt issuance costs and original issue discount on the Senior Notes, partially offset by (iii) increased interest income of approximately $182,000 due to increased cash balances.

 LIQUIDITY AND CAPITAL RESOURCES

As the Company did not conduct any operations prior to November 12, 1997, the Company generated negative cash flows for the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company generated negative cash flows from operations of $2.4 million. Cash used in investing activities of $3.2 million for the six months ended June 30, 1998 included $3.1 million related to the acquisition of property and equipment and $119,000 of deferred acquisition costs. Cash used in financing activities of $331,000 for the six months ended June 30, 1998 represents payments of indebtedness of the Operating Centers and deferred offering costs, offset by proceeds from the exercise of stock options.

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

The Company anticipates that its cash flows from operations and existing cash balances will meet or exceed its 1998 working capital needs and debt service requirements. The Company may need to finance certain capital expenditures for property and equipment. The Company expects to meet its liquidity requirements beyond 1998, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

In May, 1998, the Company signed a definitive merger agreement to acquire all of the outstanding capital stock of A Business Conference-Call, Inc. ("ABCC"), simultaneous with and contingent upon the closing of a proposed initial public offering of common stock by the Company. The acquisition will be accounted for using the purchase method of accounting. The total purchase price is $14.0 million in cash plus (i) an additional amount, based on ABCC's closing date balance sheet, equal to the balances of cash plus accounts receivable (net of a bad debt reserve of 5%) less all liabilities as of the closing date, and (ii) approximately $100,000 related to tax reimbursements. Based on ABCC's June 30, 1998 balance sheet, the amount of such additional consideration would be approximately $252,000. In addition, the Company expects to incur approximately $200,000 of acquisition costs. No assurances can be given that either the proposed initial public offering or the acquisition of ABCC will occur as anticipated.

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

The Acquisition agreements, pursuant to which the Operating Centers were acquired (except for Americo), limit through 1999 the Company's ability to change the location of an Operating Center's facilities (except for Call Points), physically merge the Operating Center's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable Acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Operating Center. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity.

The Company is highly leveraged and has a stockholders' deficit at June 30, 1998. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

CONSOLIDATED AND COMBINED OPERATING CENTERS AND VIALOG CORPORATION--RESULTS OF OPERATIONS

The combined Operating Centers' Statement of Operations data for the six months ended June 30, 1997 does not purport to present the financial results or the financial condition of the combined Operating Centers in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues, excluding depreciation of the individual Operating Centers on an historical basis, and excludes the effects of pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because the Operating Centers were not under common control or management.

The following table compares certain unaudited combined data of the Operating Centers on an historical basis for the six months ended June 30, 1997 and certain unaudited consolidated data of VIALOG Corporation for the six months ended June 30, 1998, excluding the effects of pro forma adjustments:

                                                SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------
                                                1997                 1998
                                          ----------------     ----------------
Net revenues                              $17,376   100.0%     $23,168   100.0%
Cost of revenues, excluding depreciation    8,519    49.0%      12,134    52.4%


Net revenues. All Operating Centers reflected an increase in net revenues for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Net revenues increased $5.8 million, or 33.3%, from combined net revenues of $17.4 million in 1997 to consolidated net revenues of $23.2 million in 1998. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in Access' net revenues of $2.7 million, or 43.7%, from $6.1 million to $8.8 million for the six months ended June 30, 1997 and 1998, respectively, which consisted of increased sales of teleconferencing services of approximately $1.3 million and $1.4 million to existing and new customers, respectively, including the introduction of video equipment sales in the first quarter of 1998, (ii) an increase in TCC's net revenues of $866,000, or 44.5%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, (iii) an increase in CSI's net revenues of $930,000, or 28.8%, which was primarily due to increased revenues from two significant customers, which represented 71.7% and 71.5% of CSI's net revenues for the six months ended June 30, 1997 and 1998, respectively, and (iv) an increase in Call Points' net revenues of $715,000, or 17.6%, which was primarily due to increased revenues for audio teleconferencing services to existing retail and financial services customers.

Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the six months ended June 30, 1998 increased $3.6 million, or 42.4%, from cost of revenues, excluding depreciation for the six months ended June 30, 1997, and increased as a percentage of revenue from 49.0% to 52.4% for the six months ended June 30, 1997 and 1998, respectively. The dollar increase was primarily attributable to (i) an increase in Access' cost of revenues, excluding depreciation of $1.4 million, or 54.7%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and equipment costs related to the introduction of video equipment sales in the first quarter of 1998 (which generate a lower gross margin than teleconferencing services), (ii) an increase in CSI's cost of revenues, excluding depreciation of $629,000, or 56.1%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, (iii) an increase in Call Points' cost of revenues, excluding depreciation of $552,000, or 19.9%, resulting primarily from increased telecommunications costs associated with increased call volumes, and (iv) an increase in TCC's cost of revenues, excluding depreciation of $533,000, or 56.5%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth. The increase as a percentage of revenues was primarily attributable to (a) a change at Access in the utilization of certain personnel from providing sales support activities during the start-up phase of video conferencing, the related cost of which was included in selling, general and administrative expenses during the six months ended June 30, 1997, to being involved directly in the providing of video conferencing services during the six months ended June 30, 1998, the related cost of which was included in cost of revenues, excluding depreciation, (b) additional labor and related expenses associated with the integration of the Operating Centers and temporary accelerated hiring and training due to anticipated increases in call volumes, (c) a modest net decrease in the average price per conferencing minute for similar types of conferencing services, which resulted in a net decrease to net revenues of approximately $716,000 based on taking the respective call volumes for the six months ended June 30, 1998 at the average prices during the six months ended June 30, 1997 for similar services, and (d) additional long distance charges associated with new Federal Communications Commission fees.

Certain of the operating Centers have entered into new contracts for long distance telephone service. Had these contracts been in effect as of January 1, 1998, cost of revenues, excluding depreciation for the six months ended June 30, 1998 would have decreased by approximately $518,000.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

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

In connection with the acquisition of the assets of Call Points, Inc. ("Call Points"), the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 30, 1997, 11 employees or former employees of Call Points filed claims in federal district court (Northern District of Alabama) against Call Points, Ropir and certain other parties named therein. On August 11, 1998, the complainants in these cases named the Company as a defendant in such pending litigation and seek to hold the Company liable for damages resulting from the litigation as a successor in interest to Call Points, and two of the complainants added additional claims against the Company alleging discriminatory and retaliatory conduct. In addition to equitable relief, the complainants are seeking an unspecified amount for back pay, compensatory and punitive damages and attorneys fees based on allegations of discrimination, retaliation and racially harassing atmosphere. Although the Company believes it has defenses to any such claim, there can be no assurance that any such defense would be successful. The principal stockholder of Call Points agreed to indemnify the Company from any liability relating to such claims and placed $250,000 of the proceeds from the sale of the assets of Call Points in escrow with a third party to secure such indemnification obligations. In light of such indemnification, the Company does not believe that such claims, if successful, would have a material adverse effect on the Company.

A former employee of Conference Source International, Inc. ("CSI") has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI's stockholders upon the consummation of the Acquisition of CSI by VIALOG Corporation, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and the former stockholders of CSI believe that such claim is without merit.

There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders, held on June 19,1998, in lieu of and for the purposes of the annual meeting, the stockholders of the Company elected Richard G. Hamermesh as a director of the Company to hold office until the 2001 Annual Meeting of Stockholders or special meeting held in lieu thereof. The nominee was elected with the following vote:

  ELECTION OF DIRECTOR      VOTES FOR      VOTES WITHHELD OR OPPOSED
  --------------------      ---------      -------------------------
  Richard G. Hamermesh      2,102,546                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 11(a)  Calculation of Shares Used in Determining Loss Per Share

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on May 28, 1998 to report that the Company entered into a definitive merger agreement with A Business Conference-Call, Inc. ("ABCC"), pursuant to which the Company will acquire all of the outstanding capital stock of ABCC for approximately $14 million in cash.

A report on Form 8-K was filed on July 2, 1998 to report the election of Richard
G. Hamermesh as a director of the Company for a three year term.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          VIALOG Corporation
                                            (Registrant)


Date:  August 14, 1998



                                       /s/  Glenn D. Bolduc
                                      --------------------------
                                      Glenn D. Bolduc,
                                      President and Chief Executive Officer



                                       /s/  John J. Dion
                                      -------------------------
                                      John J. Dion,
                                      Vice President--Finance
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                          EXHIBIT
NUMBER

11(a)   - Calculation of Shares Used in Determining Loss Per Share

27      - Financial Data Schedule