Form 10-Q
period 1998-09-30
VIALOG CORP
filed 1998-11-13
CIK 1016601

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   --------

                                   FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---  SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  333-22585


                              VIALOG CORPORATION
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                           04-3305282
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                   35 NEW ENGLAND BUSINESS CENTER, SUITE 160
                         ANDOVER, MASSACHUSETTS  01810
         (Address of principal executive offices, including Zip Code)

                                (978)  975-3700
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
Yes   X      No
     ---        ---

At November 11, 1998 the registrant had outstanding an aggregate of 3,688,572 shares of its Common Stock, $.01 par value.

                              VIALOG CORPORATION

                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1997 and
          September 30, 1998 (Unaudited)                                      3

         Consolidated Statements of Operations (Unaudited) for the
          Three and Nine Months Ended September 30, 1997 and 1998             4

         Consolidated Statements of Cash Flows (Unaudited) for the
          Nine Months Ended September 30, 1997 and 1998                       5

         Notes to Consolidated Financial Statements (Unaudited)             6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        10-15


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

                              VIALOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         DECEMBER 31,        SEPTEMBER 30,
                                                                            1997                 1998
                                                                         ------------       -------------
                                                                                             (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents                                             $       9,567      $       1,093
   Accounts receivable, net of allowance for doubtful
        accounts of $32 and $144, respectively                                  5,686               7,261
   Prepaid expenses                                                               156                 269
   Deferred offering costs                                                       --                   443
   Other current assets                                                           101                 105
                                                                         ------------       -------------
      Total current assets                                                     15,510               9,171

Property and equipment, net                                                     7,544              11,618
Deferred debt issuance costs                                                    7,324               5,903
Goodwill and intangible assets, net                                            44,391              42,302
Other assets                                                                      314                 903
                                                                         ------------       -------------
      Total assets                                                       $     75,083       $      69,897
                                                                         ============       =============
        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                     $        397       $         362
   Accounts payable                                                             2,129               3,270
   Accrued interest expense                                                     1,310               3,606
   Accrued expenses and other liabilities                                       4,415               3,950
                                                                         ------------       -------------
      Total current liabilities                                                 8,251              11,188

Long-term debt, less current portion                                           71,539              72,093
Other long-term liabilities                                                       175                 465

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.01 par value; 10,000,000
        shares authorized; none issued and outstanding                            --                  --
   Common stock, $0.01 par value; 30,000,000 shares
        authorized; 3,486,380 and 3,686,172 shares,
        respectively, issued and outstanding                                       35                  37
   Additional paid-in capital                                                  11,689              11,811
   Retained deficit                                                           (16,606)            (25,697)
                                                                         ------------       -------------
      Total stockholders' deficit                                              (4,882)            (13,849)
                                                                         ------------       -------------
      Total liabilities and stockholders' deficit                        $     75,083       $      69,897
                                                                         ============       =============

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------      -------------------------------
                                                         1997               1998                1997              1998
                                                     -----------          -----------      --------------      -----------
Net revenues                                          $      --           $    11,602         $      --        $    34,770
Cost of revenues, excluding depreciation                     --                 5,730                --             17,864
Selling, general and administrative expense                  358                3,683               3,888           11,627
Depreciation expense                                           7                  755                  10            1,990
Amortization of goodwill and intangibles                     --                   621                --              1,870
Non-recurring charge                                         --                 1,200                --              1,200
                                                     -----------          -----------      --------------      -----------
   Operating income (loss)                                  (365)                (387)             (3,898)             219

Interest expense, net                                        (44)              (3,156)               (110)          (9,310)
                                                     -----------          -----------      --------------      -----------
   Net loss                                           $     (409)         $    (3,543)        $    (4,008)     $    (9,091)
                                                     ===========          ===========      ==============      ===========
Net loss per share - basic and diluted                $    (0.15)         $     (0.96)        $     (1.44)     $     (2.51)
                                                     ===========          ===========      ==============      ===========
Weighted average shares outstanding                    2,799,300            3,675,347           2,781,967        3,615,362
                                                     ===========          ===========      ==============      ===========

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      1997              1998
                                                                                 --------------    -------------
Cash flows from operating activities:
   Net loss                                                                          $(4,008)          $(9,091)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                        10             1,990
      Amortization of goodwill and intangibles                                          --               1,870
      Amortization of debt issuance costs and debt discount                               86             2,245
      Provision for doubtful accounts                                                   --                 145
      Write-off of deferred offering costs                                               377              --
      Compensation expense for issuance of common stock and options                     --                  31
      Non-cash portion of non-recurring charge                                          --                 292
   Changes in operating assets and liabilities:
      Accounts receivable                                                               --              (1,720)
      Prepaid expenses and other current assets                                          (73)             (117)
      Other assets                                                                       (48)             (177)
      Accounts payable                                                                 1,197             1,141
      Accrued expenses                                                                 1,701             1,880
      Other long-term liabilities                                                       --                 290
                                                                                 --------------    -------------
           Cash flows used in operating activities                                      (758)           (1,221)
                                                                                 --------------    -------------
Cash flows from investing activities:
   Additions to property and equipment                                                   (23)           (6,141)
   Deferred acquisition costs                                                           (203)             (381)
                                                                                 --------------    -------------
           Cash flows used in investing activities                                      (226)           (6,522)
                                                                                 --------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt and warrants                                 755              --
   Payments of long-term debt                                                           --                (297)
   Proceeds from issuance of common stock                                                  2                44
   Deferred offering costs                                                              --                (443)
   Deferred debt issuance costs                                                          (34)              (35)
                                                                                 --------------    -------------
           Cash flows provided by (used in) financing activities                         723              (731)
                                                                                 --------------    -------------
Net decrease in cash and cash equivalents                                               (261)           (8,474)

Cash and cash equivalents at beginning of period                                         337             9,567
                                                                                 --------------    -------------
Cash and cash equivalents at end of period                                           $    76           $ 1,093
                                                                                 ==============    =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                                       $  --             $ 4,974
      Taxes                                                                          $  --             $     8

         See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and nine month periods ended September 30, 1998 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K where certain terms have been defined. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)  LONG-TERM DEBT

Long-term debt consists of the following:


                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                1997             1998
                                                            ------------     ------------
                                                                   (in thousands)
12 3/4% Senior Notes Payable, due 2001, net
   of unamortized discount of $4,203 and $3,387               $70,797           $71,613
Capitalized lease obligations                                   1,044               764
Other long-term debt                                               95                78
                                                            ------------     ------------
      Total long-term debt                                     71,936            72,455
      Less current portion                                        397               362
                                                            ------------     ------------
      Total long-term debt, less current portion              $71,539           $72,093
                                                            ============     ============

Senior Notes Payable

The senior notes issued in the Private Placement bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The senior notes, which are guaranteed by each of the Operating Centers, mature on November 15, 2001 and are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the indenture pursuant to which the senior notes were issued.

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

(4) NET LOSS PER SHARE

As the Company was in a net loss position for the three and nine months ended September 30, 1997 and 1998, common stock equivalents of 701,763 and 2,172,724 for the three months ended September 30, 1997 and 1998, respectively, and 800,471 and 1,993,818 for the nine months ended September 30, 1997 and 1998, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three and nine months ended September 30, 1997 and 1998 is the same as basic net loss per share and, therefore, has not been presented separately.

(5)  SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the nine months ended September 30, 1998. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                                 VIALOG                             CALL
                                  CORP.      ACCESS      CSI       POINTS    TCC      AMERICO    CDC    ELIMINATIONS  CONSOLIDATED
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
                                                                       (in thousands)
BALANCE SHEET INFORMATION
 AS OF SEPTEMBER 30, 1998
 (UNAUDITED)
Current assets                   $ (1,606)  $  3,440   $  2,994  $  3,098  $  1,366  $   (802) $    681   $    --       $  9,171
Property and equipment, net           424      5,444      2,038     1,847     1,041       610       214        --         11,618
Investment in subsidiaries         57,121       --         --        --        --        --        --       (57,121)        --
Goodwill and intangible assets       --       15,239     14,337     3,680     3,790     2,852     2,404        --         42,302
Other assets                        6,472        157         79      --          14        76         8        --          6,806
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
   Total assets                  $ 62,411   $ 24,280   $ 19,448  $  8,625  $  6,211  $  2,736  $  3,307    $(57,121)    $ 69,897
                                 ========   ========   ========  ========  ========  ========  =======  ============  ============

Current liabilities              $  4,953   $  1,690   $  2,402  $    920  $    622  $    478  $    123    $   --       $ 11,188
Long-term debt, excluding
 current portion                   71,613         12        281      --         109        78      --          --         72,093
Other liabilities                    --          179        264      --        --        --          22        --            465
Stockholders' equity (deficit)    (14,155)    22,399     16,501     7,705     5,480     2,180     3,162     (57,121)     (13,849)
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
   Total liabilities and stock-
     holders' equity (deficit)   $ 62,411   $ 24,280   $ 19,448  $  8,625  $  6,211  $  2,736  $  3,307    $(57,121)    $ 69,897
                                 ========   ========   ========  ========  ========  ========  =======  ============  ============

                                 VIALOG                             CALL
                                  CORP.      ACCESS      CSI       POINTS    TCC      AMERICO    CDC    ELIMINATIONS  CONSOLIDATED
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
STATEMENT OF OPERATIONS
 INFORMATION FOR THE NINE
 MONTHS ENDED SEPTEMBER
 30, 1998 (UNAUDITED)
Net revenues                     $   --     $ 13,341  $  6,029  $  7,412  $  4,367  $  2,083  $  1,976     $   (438)    $ 34,770
Cost of revenues, excluding
 depreciation                        --        6,027     2,522     4,879     2,339     1,319     1,216         (438)      17,864
Selling, general and
administrative expenses             7,488      1,041       586       478       709       906       419         --         11,627
Depreciation expense                   49      1,024       282       330       179        87        39         --          1,990
Amortization of goodwill and
 intangibles                         --          662       649       190       153       117        99         --          1,870
Non-recurring charge                 --         --       1,200      --        --        --        --           --          1,200
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
   Operating income (loss)         (7,537)     4,587       790     1,535       987      (346)      203         --            219
Interest income (expense), net     (9,221)         3       (48)     --         (28)      (22)        6         --         (9,310)
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
   Net income (loss)             $(16,758)  $  4,590  $    742  $  1,535  $    959  $   (368) $    209     $   --       $ (9,091)
                                 ========   ========   ========  ========  ========  ========  =======  ============  ============

CASH FLOW INFORMATION FOR
 THE NINE MONTHS ENDED
 SEPTEMBER 30, 1998 (UNAUDITED)
Cash flows provided by
 (used in) operating activities  $ (6,099)  $  2,570  $  1,783  $    109  $    355  $     42  $     19     $   --       $ (1,221)
Cash flows used in investing
 activities                          (784)    (3,162)   (1,436)     (560)     (337)      (86)     (157)        --         (6,522)
Cash flows used in financing
 activities                          (434)       (22)     (180)     --         (78)      (17)     --           --           (731)
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
Net increase (decrease) in
 cash and cash equivalents         (7,317)      (614)      167      (451)      (60)      (61)     (138)        --         (8,474)
Cash and cash equivalents at
 the beginning of period            8,396        440       (49)      489        46        67       178         --          9,567
                                 --------   --------   --------  --------  --------  --------  -------  ------------  ------------
Cash and cash equivalents
 at the end of period            $  1,079   $   (174) $    118  $     38  $    (14) $      6  $     40     $   --       $  1,093
                                 ========   ========   ========  ========  ========  ========  =======  ============  ============

(6)  ACQUISITION

In May, 1998, the Company signed a definitive merger agreement to acquire all of the outstanding capital stock of A Business Conference-Call, Inc. ("ABCC"), simultaneous with and contingent upon the closing of a proposed initial public offering of common stock by the Company. The acquisition will be accounted for using the purchase method of accounting. The total purchase price is $14.2 million in cash plus (i) an additional amount, based on ABCC's closing date balance sheet, equal to the balances of cash plus accounts receivable (net of a bad debt reserve of 5%) less all liabilities as of the closing date, and (ii) approximately $100,000 related to tax reimbursements. Based on ABCC's September 30, 1998 balance sheet, the amount of such additional consideration would be approximately $389,000. In addition, the Company expects to incur approximately $200,000 of acquisition costs. The two stockholders of ABCC will each enter into one-year employment contracts and receive incentive stock options for the purchase of 37,500 shares of common stock at the effective date of the merger. The options will vest as to 3,125 shares on the effective date of the merger and an additional 3,125 shares on each January 1, April 1, July 1, and October 1 thereafter until fully vested.

(7)  OFFICER TERMINATION

The Company terminated the employment of David L. Lipsky, former President of Americo, in June 1998. On July 22, 1998, the Company and Mr. Lipsky signed an agreement resolving a dispute regarding his employment and position at

Americo. The Company paid Mr. Lipsky a sum of $309,000, less required withholdings and deductions, in satisfaction of amounts due under his employment agreement and agreed to include Mr. Lipsky as a selling shareholder in a proposed initial public offering of the Company's common stock with respect to the 267,826 shares of common stock owned by Mr. Lipsky. In exchange, Mr. Lipsky agreed, among other things, to cancel all of his vested and unvested stock options, release the Company from all claims, refrain from acquiring any voting securities of the Company for ten years, and acknowledge the termination of his employment as President of Americo and his term as a director of the Company. Approximately $413,000 has been expensed in the three months ended June 30, 1998 related to the payment of $309,000 and associated legal fees.

(8)  NON-RECURRING CHARGE

The results for the three months ended September 30, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. The combined Operating Center will operate in a new facility in Montgomery, Alabama. The charge includes $908,000 associated with personnel reductions of approximately 45 positions in the Atlanta Center and closing of the Atlanta facility, and includes $292,000 associated with the disposal and impairment of assets in both the Atlanta and Montgomery Centers.
No amounts have been paid as of September 30, 1998.

(9)  SUBSEQUENT EVENT

On October 6, 1998, the Company closed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility will bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest will be based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three and nine months ended September 30, 1998 and the Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

VIALOG CORPORATION

 RESULTS OF OPERATIONS

The Company was incorporated on January 1, 1996. Prior to the Acquisitions of the Operating Centers, the Company did not conduct any operations, and all activities conducted by it related to the Acquisitions and the completion of financing transactions to fund the Acquisitions.

Net revenues and cost of revenues, excluding depreciation.   As the Company did
not conduct any operations prior to November 12, 1997, there were no revenues and cost of revenues, excluding depreciation for the three and nine months ended September 30, 1997. Net revenues and cost of revenues, excluding depreciation for the three and nine months ended September 30, 1998 represent the consolidated results of the Company, including the Operating Centers.

Two of the Company's largest outsourcing customers have acquired or merged with competitors of the Company. Collectively, these customers accounted for approximately 13% of the Company's 1997 combined net revenues. One of these customers, representing approximately 9% of the Company's 1997 combined net revenues, has verbally informed the Company that it will honor its current outsourcing contract with the Company, which expires in August 1999. The second customer, representing approximately 4% of the Company's 1997 combined net revenues, has begun to transition its teleconferencing business to a teleconferencing company it has recently acquired. Although a significant reduction in or loss of net revenues from these customers could reduce the Company's expected net revenues and operating results in the near term, the Company believes that the long-term impact to net revenues and results of operations will not be significant.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million, or 929%, from $358,000 to $3.7 million for the three months ended September 30, 1997 and 1998, respectively, and increased $7.7 million, or 199%, from $3.9 million to $11.6 million for the nine months ended September 30, 1997 and 1998, respectively. The increase was primarily due to the fact that selling, general and administrative expenses for the three and nine months ended September 30, 1997 represented only general and administrative expenses related to the organization of the Company and the consummation of business combination agreements with the Operating Centers, while the expenses for the three and nine months ended September 30, 1998 represent consolidated selling, general and administrative expenses of the Company, including the Operating Centers. Selling, general and administrative expenses for the nine months ended September 30, 1997 and 1998 consisted primarily of the following: (i) compensation, benefits and travel expenses of $1.0 million and $7.7 million, respectively, (ii) certain marketing expenses, including advertising, promotions, trade shows and consulting of $240,000 and $1.3 million, respectively, (iii) professional services expenses of $2.5 million and $691,000, respectively, (iv) occupancy costs of $116,000 and $610,000, respectively, (v) materials, supplies and equipment related costs of $31,000 and $573,000, respectively, (vi) taxes and insurance costs of $1,000 and $318,000, respectively, and (vii) all other costs of $13,000 and $454,000, respectively. Included in professional services expenses for the nine months ended September 30, 1997 is approximately $2.0 million related to an initial public offering which was terminated in early 1997. Included in selling, general and administrative expenses for the nine months ended September 30, 1998 is approximately $508,000 for compensation and legal expenses related to severance agreements for two former employees.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.4 million from $7,000 to $1.4 million for the three months ended September 30, 1997 and 1998, respectively, and increased $3.9 million from $10,000 to $3.9 million for the nine months ended September 30, 1997 and 1998, respectively. The increase was primarily due to the fact that VIALOG Corporation did not conduct operations during the three and nine months ended September 30, 1997, while depreciation and amortization expense for the three and nine months ended September 30, 1998 represents consolidated depreciation and amortization expense of the Company, including the Operating Centers.

Non-recurring charge. The results for the three months ended September 30, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. The combined Operating Center will operate in a new facility in Montgomery, Alabama. The charge includes $908,000 associated with personnel reductions of approximately 45 positions in the Atlanta Center and closing of the Atlanta facility, and includes $292,000 associated with the disposal and impairment of assets in both the Atlanta and Montgomery Centers. No amounts have been paid as of September 30, 1998.

Interest expense, net. Interest expense, net increased $3.1 million from $44,000 to $3.2 million for the three months ended September 30, 1997 and 1998, respectively, and increased $9.2 million from $110,000 to $9.3 million for the nine months ended September 30, 1997 and 1998, respectively. The nine month increase was primarily due to (i) approximately $7.2 million of interest expense on the $75.0 million of Senior Notes and (ii) approximately $2.2 million of non-cash interest expense related to the amortization of deferred debt issuance costs and original issue discount on the Senior Notes, partially offset by (iii) increased interest income of approximately $186,000 due to increased cash balances.

 LIQUIDITY AND CAPITAL RESOURCES

As the Company did not conduct any operations prior to November 12, 1997, the Company generated negative cash flows for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company generated negative cash flows from operations of $1.2 million. Cash used in investing activities of $6.5 million for the nine months ended September 30, 1998 included $6.1 million related to the acquisition of property and equipment and $381,000 of deferred acquisition costs. Cash used in financing activities of $731,000 for the nine months ended September 30, 1998 represents payments of indebtedness of the Operating Centers and deferred offering costs, offset by proceeds from the exercise of stock options.

On November 12, 1997, the Company completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At September 30, 1998, the Company was in compliance with all covenants contained in the Indenture.

On October 6, 1998, the Company closed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility will bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest will be based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level.

The Company anticipates that its expected cash flows from operations, supplemented by borrowings under the Credit Facility, will meet or exceed its working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months. The Company expects to meet its longer term liquidity requirements, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

In May, 1998, the Company signed a definitive merger agreement to acquire all of the outstanding capital stock of A Business Conference-Call, Inc. ("ABCC"), simultaneous with and contingent upon the closing of a proposed initial public offering of common stock by the Company. The acquisition will be accounted for using the purchase method of accounting. The total purchase price is $14.2 million in cash plus (i) an additional amount, based on ABCC's closing date balance sheet, equal to the balances of cash plus accounts receivable (net of a bad debt reserve of 5%) less all liabilities as of the closing date, and (ii) approximately $100,000 related to tax reimbursements. Based on ABCC's September 30, 1998 balance sheet, the amount of such additional consideration would be approximately $389,000. In addition, the Company expects to incur approximately $200,000 of acquisition costs. No assurances can be given that either the proposed initial public offering or the acquisition of ABCC will occur as anticipated.

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

The Acquisition agreements, pursuant to which the Operating Centers were acquired, except for the Oradell Center, limit through 1999 the Company's ability to change the location of an Operating Center's facilities (except for the Montgomery Center), physically merge the Operating Center's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable Acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Operating Center. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity. In connection with the consolidation of the Atlanta and Montgomery Centers, the Company is in the process of obtaining the appropriate approvals of a majority in interest of the former stockholders of the Atlanta and Montgomery Centers.

The Company is highly leveraged and has a stockholders' deficit at September 30, 1998. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

 YEAR 2000 COMPLIANCE

Many currently installed computer systems and software programs were designed to use only a two digit date field. These date fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are revised, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century.

The Company relies on computer applications to manage and monitor its operations, accounting, sales and administrative functions. In addition, the Company's suppliers and service providers (particularly telecommunications companies) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century. Failure of the Company's systems or those of its suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations.

State of readiness. The Company is in the process of assessing its Year 2000 readiness. The Company's current Year 2000 readiness project will cover the following phases: (i) identification of internal systems and components that will be in service in the 21st century, (ii) assessment of internal system repair or replacement requirements, (iii) assessment of supplier and service provider Year 2000 readiness, (iv) repair or replacement of both internal and external systems or components, (v) testing, (vi) implementation, and (vii) development of contingency plan in the event of Year 2000 failures.

The Company has completed a comprehensive inventory of all systems and system components in use, and is currently identifying which systems and system components will be in use beyond the year 1999. This identification is expected to be completed by the end of 1998. Additionally, in connection with its plans to integrate the Operating Centers, the Company is in the process of implementing certain common systems in both the operations and financial management areas. Such common systems are Year 2000 compliant, a criteria of the systems integration plan. Based on the initial analysis of its internal systems, the Company does not believe its computer systems or applications expected to be in use beyond the year 1999 will be adversely affected by the upcoming change in century. The Company expects all of its internal systems and system components to be Year 2000 compliant by June 1999. However, the Company has not yet completed an assessment as to whether any of its suppliers or service providers will be adversely affected. This assessment is expected to be completed by March 1999. There is no assurance that the Company's suppliers or service providers will not suffer a Year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations.

Costs. To date, the Company has not incurred any material expenditures in connection with its Year 2000 assessment and remediation efforts. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters. The Company intends to retain outside consultants to assist with the assessment and testing phases of the Year 2000 readiness project. Management estimates that the cost of such outside consultants will approximate $220,000. As the Company continues with the deployment of new systems related to its planned efforts to integrate the Operating Centers, such new systems will be Year 2000 compliant. The cost of purchasing, or developing, and deploying these new systems are not considered Year 2000 costs as they were included in the Company's integration plan and were not accelerated due to Year 2000 issues.

Risks. The Company relies heavily on the use of telecommunications systems and services--both internally deployed and from multiple third party service providers. Thus, the Company believes that telecommunications is the area most sensitive to problems with Year 2000 readiness. Failure of one or more of the Company's telecommunications service providers to become Year 2000 compliant on a timely basis could, in a worst case scenario, render the Company unable to schedule or conduct conference calls and other group communications services, and could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company believes that its ability to redistribute certain of its telecommunications services among its multiple third party service providers could lessen any potential adverse impact.

Contingency plan. The Company has not yet developed a Year 2000-specific contingency plan as the Company expects its systems and system components to be Year 2000 compliant by June 1999. The Company intends to prepare a contingency plan as it becomes aware of Year 2000 problems or risks.

CONSOLIDATED AND COMBINED OPERATING CENTERS AND VIALOG CORPORATION RESULTS OF OPERATIONS

The combined Operating Centers' Statement of Operations data for the nine months ended September 30, 1997 does not purport to present the financial results or the financial condition of the combined Operating Centers in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues, excluding depreciation of the individual Operating Centers on an historical basis, and excludes the effects of pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because the Operating Centers were not under common control or management.

The following table compares certain unaudited combined data of the Operating Centers on an historical basis for the nine months ended September 30, 1997 and certain unaudited consolidated data of VIALOG Corporation for the nine months ended September 30, 1998, excluding the effects of pro forma adjustments:


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------
                                                    1997                 1998
                                            -------------------    ----------------
Net revenues                                $26,350      100.0%    $34,770    100.0%
Cost of revenues, excluding depreciation     13,262       50.3%     17,864     51.4%

Net revenues. All Operating Centers reflected an increase in net revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Net revenues increased $8.4 million, or 32.0%, from combined net revenues of $26.4 million in 1997 to consolidated net revenues of $34.8 million in 1998. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in the Reston Center's net revenues of $4.1 million, or 44.1%, from $9.2 million to $13.3 million for the nine months ended September 30, 1997 and 1998, respectively, which consisted of increased sales of teleconferencing services of approximately $2.1 million and $2.0 million to existing and new customers, respectively, including the introduction of video equipment sales in the first quarter of 1998, (ii) an increase in the Cambridge Center's net revenues of $1.4 million, or 45.5%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, (iii) an increase in the Atlanta Center's net revenues of $1.2 million, or 25.9%, which was primarily due to increased revenues from two significant customers, which represented 71.8% and 73.0% of the Atlanta Center's net revenues for the nine months ended September 30, 1997 and 1998, respectively, and (iv) an increase in the Montgomery Center's net revenues of $1.2 million, or 18.9%, which was primarily due to increased revenues for audio teleconferencing services to existing retail and financial services customers.

Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the nine months ended September 30, 1998 increased $4.6 million, or 34.7%, from cost of revenues, excluding depreciation for the nine months ended September 30, 1997, and increased as a percentage of revenue from 50.3% to 51.4% for the nine months ended September 30, 1997 and 1998, respectively. The dollar increase was primarily attributable to (i) an increase in the Reston Center's cost of revenues, excluding depreciation of $2.0 million, or 48.8%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and equipment costs related to the introduction of video equipment sales in the first quarter of 1998 (which generate a lower gross margin than teleconferencing services), (ii) an increase in the Atlanta Center's cost of revenues, excluding depreciation of $815,000, or 47.7%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, (iii) an increase in the Montgomery Center's cost of revenues, excluding depreciation of $601,000, or 14.0%, resulting primarily from increased telecommunications costs associated with increased call volumes, and (iv) an increase in the Cambridge Center's cost of revenues, excluding depreciation of $801,000, or 53.4%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth. The increase as a percentage of revenues was primarily attributable to (a) a change at the Reston Center in the utilization of certain personnel from providing sales support activities during the start-up phase of video conferencing, the related cost of which was included in selling, general and administrative expenses during the nine months ended September 30, 1997, to being involved directly in the providing of video conferencing services during the nine months ended September 30, 1998, the related cost of which was included in cost of revenues, excluding depreciation,
(b) additional labor and related expenses associated with the integration of the Operating Centers and temporary accelerated hiring and training due to anticipated increases in call volumes, (c) a modest net decrease in the average price per conferencing minute for similar types of conferencing services, which resulted in a net decrease to net revenues of approximately $1.3 million based on taking the respective call volumes for the nine months ended September 30, 1998 at the average prices during the nine months ended September 30, 1997 for similar services, and (d) additional long distance charges associated with new Federal Communications Commission fees.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998 is not expected to have a material impact on the Company's consolidated financial statements and disclosures, as the Company does not have multiple reportable operating segments.

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

CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position, results of operations and Year 2000 compliance. These forward looking statements are based on current expectations. Certain factors have been identified by the Company which could cause the Company's actual results to differ materially from expected and historical results. These factors are discussed in the Safe Harbor for Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1997, and should be read in conjunction with this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

In connection with the acquisition of the assets of Call Points, Inc. ("Call Points"), the Company agreed to assume all disclosed liabilities with the exception of any liabilities arising out of Equal Employment Opportunity Commission ("EEOC") claims and litigation filed against Call Points and Ropir Industries, Inc. ("Ropir"), the sole stockholder and parent corporation of Call Points, by certain former and current employees. On or about October 24, 1997, 11 employees or former employees of Call Points filed claims in federal district court (Middle District of Alabama, Northern Division) against Call Points and Ropir. On or about August 4, 1998, the complainants were granted leave to add the Company as a defendant. All 11 complainants sought to hold the Company liable for damages as a successor in interest to Call Points. Two of the complainants added additional claims against the Company alleging discriminatory and retaliatory conduct alleged to have occurred subsequent to the acquisition. The parties have recently settled all claims brought by the complainants, and all of the complainants' claims were dismissed with prejudice by the federal district court on October 19, 1998. Neither the Company nor any of its subsidiaries are liable to the complainants for any monetary or other damages under the settlement agreement.

A former employee of Conference Source International, Inc. ("CSI") has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI's stockholders upon the consummation of the acquisition of CSI by the Company, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and the former stockholders of CSI believe that such claim is without merit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 11(a)  Calculation of Shares Used in Determining Net Loss Per Share

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  VIALOG Corporation
                                                    (Registrant)

Date:  November 12, 1998


                                                   /s/  Glenn D. Bolduc
                                                  --------------------------
                                                  Glenn D. Bolduc,
                                                  President and Chief
                                                  Executive Officer


                                                   /s/  John J. Dion
                                                  --------------------------
                                                  John J. Dion,
                                                  Vice President--Finance
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

                                 EXHIBIT INDEX


                                                                            PAGE
                                                                            ----
11(a)--Calculation of Shares Used in Determining Net Loss Per Share          19