Form 10-K
period 1998-12-31
VIALOG CORP
filed 1999-03-31
CIK 1016601

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


                                                Name of each exchange on
          Title of each class                       which registered
                Common                           Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 22, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $34,399,281.50. Shares of voting and non-voting common equity held by each executive officer and director and by each person who beneficially owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $4.75. On such date, the Company had 8,298,670 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Item 1. Business.

Introduction

  VIALOG Corporation, a Massachusetts corporation, was founded on January 1, 1996 with the intention of becoming a leading provider of value-added conferencing services. These services include audio, video and Internet conferencing. On November 12, 1997, VIALOG Corporation acquired, in separate transactions (the "Original Acquisitions"), six private conference service bureaus (each, an "Acquired Company;" collectively, the "Acquired Companies") in exchange for cash and shares of its Common Stock. On February 10, 1999, VIALOG Corporation completed an initial public offering of its Common Stock and acquired, in separate transactions, three private conference service bureaus (each, a "New Acquisition;" collectively, the "New Acquisitions" and together with the Acquired Companies, each, an "Operating Center;" collectively, the "Operating Centers") in exchange for cash. On February 1, 1999, the operations of two of the original six Acquired Companies were consolidated into one Operating Center. Including the New Acquisitions, VIALOG Corporation currently maintains eight Operating Centers. Unless otherwise indicated, (i) all references to "VIALOG Corporation" mean VIALOG Corporation as a stand alone entity and (ii) all references to "VIALOG" or the "Company" refer to VIALOG Corporation and include its consolidated subsidiaries. A brief description of each of the Operating Centers is set forth below.

  Telephone Business Meetings, Inc. d/b/a Access Conference Call Service ("Access"): Access is headquartered and maintains its operations center in Reston, Virginia. Founded in 1987, Access had net revenues of approximately $12.6 million in 1997 and of approximately $18.4 million in 1998. Access specializes in providing conferencing services to numerous organizations, including financial institutions, government agencies, trade associations and professional service firms. Access is also a leader among the Operating Centers in the development of video teleconferencing services. As of March 1, 1999, Access had approximately 157 employees and approximately 2,696 ports of teleconferencing capability.

  Conference Source International, Inc. ("CSI"): Prior to February 1, 1999, CSI was headquartered and maintained its operations center in Atlanta, Georgia. On February 1, 1999, the operations were moved to Montgomery, Alabama and consolidated with the operations of Call Points, Inc. into one Operating Center. Founded in 1992, CSI had net revenues of approximately $6.4 million in 1997 and of approximately $7.6 million in 1998. CSI specializes in providing conferencing services to certain facilities-based carriers and non-facilities-based telecommunications providers. As of March 1, 1999, the combined operations center in Montgomery, Alabama had approximately 121 employees and approximately 5,712 ports of teleconferencing capability.

  Call Points, Inc. ("Call Points"): Call Points is headquartered and maintains its operations center in Montgomery, Alabama. Founded in 1988, Call Points had net revenues of approximately $8.5 million in 1997 and of approximately $10.1 million in 1998. Call Points specializes in providing conferencing services to the retail industry. On February 1, 1999, the operations of CSI were moved to Montgomery, Alabama and consolidated with the operations of Call Points.

  Kendall Square Teleconferencing, Inc. d/b/a The Conference Center
("TCC"): TCC is headquartered and maintains its operations center in Cambridge, Massachusetts. Founded in 1987, TCC had net revenues of approximately $4.1 million in 1997 and of approximately $5.9 million in 1998. TCC services a general business clientele. As of March 1, 1999, TCC had approximately 46 employees and approximately 720 ports of teleconferencing capability.

  American Conferencing Company, Inc. d/b/a Americo ("Americo"): Americo is headquartered and maintains its operations center in Oradell, New Jersey. Founded in 1987, Americo had net revenues of approximately $2.2 million in 1997 and of approximately $2.8 million in 1998. Americo services a general business clientele. As of March 1, 1999, Americo had approximately 24 employees and approximately 456 ports of teleconferencing capability.

  Communication Development Corporation ("CDC"): CDC is headquartered and maintains its operations center in Danbury, Connecticut. Founded in 1990, CDC had net revenues of approximately $2.1 million in 1997 and of approximately $2.7 million in 1998. CDC specializes in providing a range of conferencing services and customized communications solutions to its clients, the majority of whom are in the pharmaceutical industry. As of March 1, 1999, CDC had approximately 37 employees and approximately 293 ports of teleconferencing capability.

  A Business Conference-Call, Inc. ("ABCC"): ABCC is headquartered and maintains its operations center in Chaska, Minnesota. Founded in 1988, ABCC had net revenues of approximately $5.7 million in 1997 and of approximately $7.5 million in 1998. ABCC services a general corporate clientele with a specialty in the communications industry. As of March 1, 1999, ABCC had approximately 52 employees and approximately 864 ports of teleconferencing capability.

  Conference Pros International, Inc. ("CPI"): CPI is headquartered and maintains its operations center in Houston, Texas. Founded in 1989, CPI had net revenues of approximately $2.0 million in 1997 and of approximately $2.5 million in 1998. CPI services a general corporate clientele. As of March 1, 1999, CPI had approximately 30 employees and approximately 796 ports of teleconferencing capability.

  A Better Conference, Inc. ("ABCI"): ABCI is headquartered and maintains its operations center in Palm Springs, California. Founded in 1991, ABCI had net revenues of approximately $2.0 million in 1997 and of approximately $3.0 million in 1998. ABCI services a general corporate clientele with a speciality in the software, financial services and legal services industries. As of March 1, 1999, ABCI had approximately 24 employees and approximately 432 ports of teleconferencing capability.

Description of Business

 Company Overview

  VIALOG is a leading independent provider of audio, video and Internet conferencing services. The Company believes it is the largest company focused solely on conferencing services, with eight operating centers, approximately 11,969 ports of conferencing capability (one "port" is required for each participating telephone line), state-of-the-art digital conferencing technology and an experienced national sales force. The Company believes it differentiates itself from its competitors by providing superior customer service and an extensive range of enhanced and customized conferencing solutions. The Company has capitalized on the growth in the conferencing services market to build a large, stable client base ranging from Fortune 500 companies to small institutions. Customers also include certain major long distance telecommunications providers which have outsourced their conferencing services to the Company. The Company provided services to more than 5,000 customers representing over 30,000 accounts during the twelve months ended December 31, 1998.

  Operator-attended audioconferencing is the cornerstone of VIALOG's business, and the Company believes it to be the principal service which builds customer loyalty. The Company also offers operator-on-demand audioconferencing as well as enhanced audioconferencing services such as digital replay, broadcast fax and audio streaming. The Company's other services include multipoint videoconferencing, as well as a family of Internet conferencing services. VIALOG offers customized communications solutions, which include conference event planning and coaching, as well as customized formats specifically designed for such applications as auctions, investor relations calls and interactive educational programs. The Company has designed its service delivery infrastructure to be flexible so that comprehensive, custom solutions for each customer may be easily designed and implemented.

  The industry in which the Company operates has been experiencing significant growth. See "Industry Overview." The Company intends to capitalize on this strong industry growth, as it expands its national marketing, branding and sales program. In addition to internal growth generated by strong industry fundamentals and the Company's enhanced marketing capabilities, the Company intends to continue to increase its wholesale, or outsourcing, business. Management believes that the broad trend among the service providers in the North American conferencing industry to outsource labor-intensive activities such as teleconferencing will lead to new outsourcing contracts, particularly as Regional Bell Operating Companies ("RBOCs") become approved to provide long distance service. Further, the Company intends to augment its internal growth through selective acquisitions in the conferencing industry to leverage the inherent economies of scale and build upon the Company's position as the largest company in the industry focused solely on conferencing services.

Industry Overview

 Services

  The conferencing industry, which includes audio, video and Internet conferencing, provides a range of services to facilitate multiparty communications with participants in different locations. Through conferencing services, customers conduct routine meetings, run training sessions, and share information when face-to-face meetings would be too costly, impractical or inconvenient. Industry studies published by Frost & Sullivan estimate that total conferencing services revenues in North America increased from $437 million in 1994 to an estimated $780 million in 1997, representing a compound annual growth rate of 21%. Frost & Sullivan estimates that the conferencing services sector will grow at a compound annual rate of approximately 24% between 1998 and 2003.

 Audioconferencing

  Audioconferencing connects multiple parties on a single telephone call through specialized telephone equipment known as a "bridge." Multipoint Control Units ("MCUs") offer the most advanced bridge technology, although calls involving a small number of parties can be established through a PBX or on the network switch of an inter-exchange carrier ("IXC"). Using MCU technology, the maximum number of participants is only limited by the number of conference "ports" available to the conferencing service provider. Calls may be established manually by an operator who places calls to or receives calls from conference participants, with each access line occupying a single port. Advances in MCU technology have not only eliminated many of the problems associated with early audioconferencing, such as "clipping" (the loss of initial or ending syllables of words) and loss of quality as lines were added, but also have increased the number of available enhanced features. The Company believes that these technological advances, combined with the greater overall awareness and acceptance of audioconferencing as a business tool, have contributed to the increased usage of conferencing over the last five years.

  The Company believes that the demand for audioconferencing services has also increased as a result of a wide range of trends, including globalization of operations, increased workforce training requirements, the advent of geographically dispersed work teams, shared decision-making, and the growing role of strategic partnerships. Users of audioconferencing are able to replace travel to existing meetings, with attendant savings of actual and opportunity cost, and increase communication with parties with whom they would otherwise not meet, thereby yielding greater organizational productivity. The Company believes that the facilities, network and labor costs associated with audioconferencing services, combined with a lack of expertise and a desire to focus on their core businesses, have caused most organizations to outsource audioconferencing. Industry sources project compound annual growth in audioconferencing services revenues of 23% between 1998 and 2003, from $723 million to $2 billion.

 Videoconferencing

  Videoconferencing is similar to audioconferencing except that one or more callers may be viewed on a video monitor by the other participants. The Company believes that the broad adoption of videoconferencing as a meeting tool has historically been constrained by several factors, including limited access to video sites, expensive and proprietary equipment, limited and costly network facilities, incompatibility of systems and poor video quality. Videoconferencing was also generally limited to small or broadcast meetings at fixed locations, except when implemented using expensive two-way satellite technology.

  The adoption of industry standards, technological advances (which have brought down the cost of equipment and required bandwidth) and increased processing speed (which has improved quality) have all contributed to the development of desktop videoconferencing applications. Interactive multipoint video conferencing also became feasible in 1995 with the introduction of more cost-effective video MCU technology and low-cost, PC-based video cameras and sound cards. The rapid deployment of compatible hardware, reductions in cost, increases in available bandwidth, and improvements in quality are all expected to accelerate the growth of the market for multipoint videoconferencing. Industry sources estimate that videoconferencing services revenue will grow at a compound rate of 27% between 1998 and 2003, from $240 million to $779 million.

 Internet Conferencing

  The Company's Internet conferencing services include web presentation sharing and audio streaming services. Web presentation sharing, which enables multiple users to conference and collaborate using both data (e.g., presentations) and voice is the most recent advancement in conferencing. Audio streaming enables participants to listen to an audioconference being "streamed" live over the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

  The adoption of industry standards for multimedia conferencing and new Internet application services and software are expected to facilitate greater adoption of web conferencing. The Company believes that Internet conferencing programs will likely be used in conjunction with audioconferencing to allow simultaneous group discussions during display of documents.

Service Providers

  There are three categories of service providers in the North American conferencing industry: (i) IXCs, such as AT&T Corporation ("AT-T"), MCI WorldCom, Inc. ("MCI"), Sprint Corporation ("Sprint"), Frontier Corporation ("Frontier") and Cable & Wireless, Inc. ("Cable & Wireless"), (ii) private conference service bureaus ("PCSBs"), a group of approximately 20 companies (excluding the Company), and (iii) independent local exchange carriers ("LECs"), such as GTE and Cincinnati Bell. In addition, under the terms of the Telecommunications Act of 1996, the RBOCs may be allowed to provide long distance services, which the Company believes may lead to their entry into the conferencing market. See "Business--Regulation."

  According to industry sources, the IXCs are currently the largest providers of conferencing services, constituting approximately 80% of audioconferencing services revenue. The Company believes that the IXCs generate most of their business through their position as the customer's long distance carrier. The IXCs generally do not market conferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The Company believes that the IXCs have generally not emphasized enhanced services and customized communications solutions to meet individual customer needs, preferring instead to implement automated systems and technology as a substitute for traditional operator-intensive services in order to reduce labor costs.

  The second category of providers of conferencing services are the PCSBs. There are approximately 20 PCSBs, excluding the Company. PCSBs emerged in the conferencing market in the mid-1980s when businesses were beginning to find applications for conferencing due to significant technological improvements in conferencing equipment. The number of PCSBs increased in the late 1980s, taking advantage of a niche opportunity to provide customized, high quality service and specialized applications. As a result of their scale and limited access to capital, PCSBs tended to develop as regional or industry-specific businesses. Due to technological changes facing the conferencing industry, such as the introduction of video and data service, the Company believes that the ability to secure necessary capital has become more critical for PCSBs. Additionally, the company believes that many PCSBs do not currently have the marketing expertise or conferencing capacity to reach the critical mass which will allow them to develop a national brand name and compete for and service large, national accounts.

  The third category of providers of conferencing services are the independent LECs. Similar to the IXCs, the Company believes the LECs have generally not included conferencing, enhanced services or customized communications solutions in their core service offerings.

  A potential new category of providers is the RBOCs. As a result of the Consent Decree entered into by AT&T and the United States Department of Justice in 1982, the RBOCs could not offer long distance services, which drastically limited their conferencing potential. Under the Telecommunications Act of 1996, the RBOCs may be allowed to provide in-region long distance services upon the satisfaction of certain conditions. The Company believes that the ability of an RBOC to gain immediate and significant conferencing market share upon entrance into the long distance market could be enhanced by such RBOC's status as the incumbent provider of local services to its customers. While each RBOC will determine whether to create a separate conferencing business unit or to outsource this service, the Company believes that some of the potential new entrants will elect to outsource conferencing services and focus on entering the long distance market.

Competitive Strengths

  The Company believes that several characteristics differentiate it from many of its competitors, including:

  Diverse and stable customer base. The Company has a diverse base of customers that numbered more than 5,000 in 1998, with no customer representing greater than 10% of consolidated net revenues and the Company's top ten customers representing less than 23% of consolidated net revenues. The Company believes that it has created strong customer loyalty for its services through its emphasis on superior customer service and the importance of such service to its clients.

  Unique industry position. The Company believes that it is positioned as one of the largest and most geographically diverse companies in the industry that focuses solely on conferencing services. The Company's largest competitors are long distance service providers for whom conferencing represents only a small fraction of their total revenues. The Company can focus its capabilities and resources solely on conferencing, including its information systems, capital equipment, hiring practices, training and marketing. The Company believes that this focus offers significant flexibility and competitive advantages in responding to the needs of customers. The Company is also well situated to obtain future outsourcing contracts from long distance service providers which the Company believes are reluctant to outsource to a long distance service competitor, and would prefer to outsource to a larger, independent conferencing company with experience in managing the outsourcing process.

  Superior customer service capabilities. The Company believes that it has a core competency in its customer service capabilities, which stress operator training, personalized service and anticipation of customer needs. The Company has developed and refined the technological capabilities, procedures and management information systems necessary to provide superior customer service, a factor that is critical to both customer retention and new business. An example of these capabilities is the Company's proprietary billing system for outsourced services. The Company has spent several years developing and revising this software and believes that no competitor can currently match the flexibility of this system in meeting customer needs.

  Broad range of services. The Company believes that it offers the most comprehensive selection of audio, video and Internet conferencing services in its industry, providing it with significant marketing advantages. The Company offers the features and pricing options to meet a wide variety of customer needs. The Company intends to remain at the forefront of the conferencing industry by continuing to augment its existing service offerings through the development and introduction of additional enhanced services and customized conferencing solutions.

  Experienced management team. The Company has one of the most experienced management teams in the conferencing industry. The top 10 managers of the Company have on average 11 years of experience within the conferencing/telecommunications industry. This experience is critical to the Company's ability to implement its business strategy, respond to industry trends and to identify and consummate acquisition opportunities successfully.

Operating Strategy

  The Company provides a full array of conferencing services through its eight Operating Centers, five of which were acquired by the Company in November, 1997 and three of which were acquired by the Company in February 1999. The basic goals of the Company's operating strategy consist of the following:

  Focus exclusively on conferencing services. VIALOG believes that it is the largest and most geographically diverse company focused solely on conferencing services. The Company believes that its dedicated focus on conferencing enables it to respond to the needs of its customers better than competitors which do not focus on conferencing as a core business activity.

  Deliver a broad range of services. VIALOG believes that it offers the most comprehensive selection of audio, video and Internet conferencing services among the independent conferencing service providers, providing the Company with significant marketing advantages. The Company believes that it can leverage the diverse service capabilities and industry expertise of individual operating centers to provide the features and pricing options to meet a wide variety of customer needs. The Company intends to remain at the forefront of the conferencing industry by continuing to augment its existing service offerings through the development and introduction of additional enhanced services and customized communications solutions.

  Maximize operational synergies. VIALOG is capitalizing on the benefits of increased size, product range and diverse customer base afforded to it by the acquisition of its Operating Centers. Since November 1997, VIALOG has centralized several of its operations, including sales, marketing, and most human resource, benefits administration and cash management functions. Additionally, the Company recently consolidated the Atlanta and Montgomery Operating Centers, which the Company believes will provide operational efficiencies and reduce operating costs. The combination of the Operating Centers has enabled the Company to improve operations by: (i) allowing it to handle calls involving a larger number of participants than any of its Operating Centers had been able to handle individually and (ii) increasing network efficiency by allocating port capacity among the Operating Centers according to need, time of day, personnel, type of service and other factors. The Company plans to centralize additional support activities, including reservations, billing, purchasing, management information systems and accounting, within the next 3 to 9 months in order to standardize its services, improve customer service and reduce operating expenses. Furthermore, the Company believes that its increased size has resulted in stronger bargaining power in areas such as long distance telecommunications, equipment, employee benefits and marketing.

  Retain customers and stimulate usage. Through the implementation of new focused selling strategies and cross-selling programs designed to stimulate use by its existing customer base, the Company intends to expand sales to its diverse base of customers, which numbered more than 5,000 during the twelve months ended December 31, 1998. The Company believes that customer loyalty for its services is fostered by its emphasis on customer service and ability to design custom solutions. In addition, VIALOG is developing a comprehensive marketing database to monitor account behavior and, based on changes in behavior, trigger appropriate marketing and sales responses to increase customer satisfaction, increase customer usage and maintain customer relationships.

Growth Strategy

  The Company's objective is to build upon its position as a leading independent provider of conferencing services. The Company intends to achieve this goal through a strategy focused on the following:

  Maintain strong internal growth. The Company intends to capitalize on the strong growth in the conferencing services industry. Industry sources project that conferencing services revenues will grow at a compound annual growth rate of 24% through 2003. The Company believes that the acquisition of the Operating Centers created significant opportunities to enhance internal growth by enabling it to develop a national brand identity, pursue cross-selling opportunities, expand the Company's service offerings and leverage the Company's increased capacity to handle larger contracts. In addition, the Company has undertaken several marketing and sales initiatives, including deployment of a national sales force to access new geographic areas and national accounts, establishment of a coordinated calling effort and implementation of database marketing programs.

  Pursue outsourced services opportunities. The Company has deployed a wholesale sales organization which intends to capitalize on what the Company believes to be significant opportunities to provide outsourced services to IXCs, LECs and RBOCs as these providers continue to reduce their dependence upon labor-intensive activities. VIALOG currently has contracts to provide outsourced services to a number of facilities-based and non-facilities-based telecommunications service providers. As RBOCs obtain regulatory approval to provide long distance service, the Company believes that some will desire to enter the market quickly with complete packages of high quality telecommunications services, including conferencing. As a result, some RBOCs and LECs may seek to outsource their conferencing requirements in order to speed up their time to market. The Company believes that it is well-positioned to compete for outsourced conferencing business from the IXCs, LECs and RBOCs because it (i) does not compete with IXCs, LECs or RBOCs in their core businesses, (ii) has the capacity and resources to handle significant conferencing volume and (iii) has experience in providing services on an outsourced basis.

  Expand through acquisitions. The Company intends to augment its internal growth through selective acquisitions of complementary businesses in order to capitalize on the significant potential economies of scale and synergies available in its business. The Company's strategy is to target acquisitions that will allow it to increase market share, broaden geographic coverage and augment existing service offerings with new capabilities and industry-specific experience, while maintaining the Company's high standards for customer service. The Company believes its experience in acquiring and integrating the Operating Centers and its knowledge of the industry will be instrumental in successfully identifying and negotiating additional acquisitions. The Company further believes that its position as the largest publicly-traded company focused solely on the conferencing market will make it attractive to potential acquisition candidates.

The Company's Conferencing Services

  Audioconferencing. The Company offers a broad range of audioconferencing services and related services, primarily to businesses in the financial, retail, professional services and pharmaceutical industries, as well as to government agencies and trade associations. The Company generates revenues from these services by charging on a per-line, per-minute basis, similar to standard telephone pricing practices. The Company's audioconferencing services are divided into two major service categories: operator-attended and operator-on-demand. Each category offers standard services such as dialing out to late participants and conducting a roll call at no additional cost as well as enhanced services at additional cost.

  There are three different types of operator-attended service: Meet-Me, Dial Out and a combination of the two. Meet-Me audioconferences allow participants to join a conference either by dialing a toll free number provided by the Company or by using their own local or long distance service providers. Dial Out audioconferences consist of having the Company's operators call participants and join them together in a conference. A combination of the two service types is also available.

  Participants may join an operator-on-demand conference either by dialing a toll free number provided by the Company or by using their own local or long distance service providers, then entering a passcode on their touchtone keypad. For additional security and to verify attendance, participants may be required to enter a Personal Identification Number (PIN) after they enter the conference passcode. While Company operators are not necessary for an operator-on-demand audioconference, they can be reached for assistance by pressing "*0."

  In addition to the many standard services offered by the Company, the following enhanced services are offered for an extra charge to increase the productivity of an audioconference.

  . Communication line. During a conference, the Company can keep a separate line open with the conference host to verify participant attendance, provide updates on the number of participants which have joined, and have other discussions relative to the conference that may be inappropriate to conduct in the conference.

  . Digital replay. The Company can digitally record a conference and make it available for playback over the telephone or otherwise by parties who were unable to attend the conference.

  . Electronic Q&A. Participants can join a queue to ask questions or speak with the moderator by pressing codes on their touchtone keypads.

  . Participant list. The Company can send a list of participants via fax or email, either during or at the conclusion of the conference.

  . Participant notification. The Company can call or fax reminders to participants in advance of the conference.

  . Polling/voting. Participants can respond to questions by pressing codes on their touchtone keypads. Tabulations and results are available immediately or at the conclusion of the conference.

  . Recording. The Company can record the conference on audiocassette tape or compact disc, and send recordings via regular, overnight or second-day mail.

  . Transcription. The conference can be transcribed in its entirety and provided in written format, on a 3 1/2" diskette, via e-mail, or all three.

  . Audio streaming. Participants can listen to an audioconference being "streamed" live over the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

  Videoconferencing. In 1996, the Company began to offer videoconferencing services, which enable remote sites equipped with industry standard compliant video equipment to conduct interactive multipoint sharing of video images and audio among three or more participants. Similar to audioconferencing, this service is charged on a per-line, per-minute basis, with enhanced services charged on a fee basis. Videoconferencing requires the use of a video MCU and telecommunications facilities of greater bandwidth than that required for a standard audioconference. The Company has three MCUs dedicated to videoconferencing.

  Videoconferences can be assembled in two ways: Meet-Me and Dial Out. Meet-Me videoconferences are those in which participating sites dial in to the Company's video MCU at a scheduled date and time, using an assigned telephone number. Each site may be greeted by an operator or be connected directly, without the operator's presence. Dial Out videoconferences are those in which a Company operator dials out to participating sites prior to a videoconference and connects them to the conference. The Company tests the standards of all participating sites to assure quality standards.

  The Company offers "continuous presence" service, which allows participating sites to view each other simultaneously. Continuous presence has two display options. The first divides each participant's monitor into quadrants that display up to four selected sites throughout the entire conference. The second is broadcast mode, in which the speaker or lecturer can view up to four other sites, but all of the sites view only the speaker.

  The Company also offers "voice activated switching" which allows the Company's MCU to automatically select the site whose video image is broadcast at any given point in the videoconference, based on audio level. When one person speaks, all other sites in the videoconference see that site until another site replies and replaces the picture with its own. Whoever is currently speaking will continue to see the site whose participant spoke last.

  The Company offers PC-based application sharing via the Company's videoconferencing MCUs. Multiple users can view and edit the same document on their own PCs while participating in an audio or video conference, enabling them to present, discuss and/or modify documents in real-time. VIALOG fully supports the International Telecommunications Union (ITU) T.120 data conferencing series standards.

  The Company believes that the use of multipoint videoconferencing services will grow in relationship to the installed base of compatible video equipment. The Company estimates that over 330,000 video conferencing units were sold in 1997, and that over 820,000 units were sold in 1998.

  Internet Conferencing Services. In the fourth quarter of 1998, the Company launched its Internet conferencing services with the introduction of a web presentation sharing service. This service connects multiple computer users over the Internet, enabling them to present documents and presentations in real-time. Internet-based presentation sharing programs are used in conjunction with audioconferencing to enable simultaneous group discussions and presentations. In the first quarter of 1999, the Company introduced its audio streaming service that allows listen-only participants to hear an audioconference via the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

  . Teleservices. To complement its audio, video and Internet conferencing services, the Company offers teleservices, such as MessageCast, Interactive Voice Response, broadcast fax and fax on-demand.

  . MessageCast. The Company's MessageCast voicemail broadcast service delivers a personalized message quickly to a large number of recipients via the telephone. MessageCast delivers a custom voice message instantly to any individual with a phone number--either live or to a voicemail box.

  . Interactive Voice Response ("IVR"). The Company's IVR service uses voice and touch tone prompts to provide and/or retrieve important information via a telephone. Applications for IVR include digital replay of an audioconference; automated registration for events and programs; and test administration whereby the Company's IVR system is used to generate a test containing specific sets of questions or customized on a user-by-user basis from a database of categorized questions.

  . Broadcast Fax. This service enables customers to send faxes to a large number of recipients simultaneously.

  . Fax on-Demand. This service enables clients and employees to call a toll-free number for 24-hour access to essential information. Information requests can be fulfilled immediately via fax.

  Client Education Services. The Company offers client education services to help clients run a successful teleconference. Coaching sessions are conducted via audio teleconference or video conference, giving moderators and speakers the ability to practice in the same environment in which the teleconference will take place. After the teleconference, the Company can provide a detailed evaluation of conference effectiveness and the speaker's performance.

Sales and Marketing

  VIALOG believes it is the first independent conferencing company to employ a comprehensive marketing program to establish a national brand for conferencing services. The Company's retail national sales organization offers a full range of conferencing services to its customers. The Company's wholesale account executives offer these same services to facilities-based carriers and non-facilities-based telecommunications service providers who desire to offer outsourced conferencing services to their customers under their own brands.

  Establishing a national brand. The Company's marketing and sales strategy centers on establishing VIALOG as the brand identified with high value, expert delivery of conferencing services. The Company is implementing a corporate marketing program focused on customers who have the potential for high use. This marketing program will employ targeted database marketing techniques based on the combined customer data of the Operating Centers, emerging trends and other market segment information.

  Retail sales. The Company has implemented a national retail sales strategy utilizing both an outside and inside sales group. This new strategy has consolidated the Company's existing sales force and at the same time provided new national account coverage and presence in additional geographic markets. The sales force leverages VIALOG's increased network capacity by cross-selling existing accounts with new and enhanced services, expanding the Company's penetration of key industries (for example, pharmaceutical companies) and targeting key vertical industries and accounts. An outside sales group of approximately 35 professionals operates from six regional offices, and is primarily responsible for origination of new business. An inside sales group of approximately 25 professionals responds to inbound requests, assists customers in implementing VIALOG's service offerings and supports the outside sales force.

  Wholesale sales. The Company has deployed a wholesale sales organization which intends to capitalize on what the Company believes to be significant opportunities for revenue growth by providing outsourced services to IXCs, LECs, and RBOCs. While conferencing services make up a small portion of these companies' overall business, they are an important part of a full-service service provider's portfolio. The Company offers these companies the ability to efficiently outsource all conferencing services and support. The Company believes its wholesale sales initiative is justified by an increasing trend among telecommunications companies to outsource non-core, labor intensive services. The Company believes that this trend has been evidenced by existing outsourcing of services, such as billing and telemarketing and downsizing of personnel as these companies move away from labor-intensive activities. In addition, potential opportunities exist as a result of the Telecommunications Act of 1996 to provide services in new markets. The Company currently has contracts to provide outsourced services to a number of facilities-based and non-facilities-based telecommunications service providers. An important element of the Company's marketing strategy will be to secure additional outsourcing contracts and to expand net revenues from its existing customer base. In order to capitalize on this market, the Company has hired a vice president of wholesale sales and three senior telecom sales professionals who have extensive experience in the industry.

Customer Service

  The Company believes that it has successfully obtained and retained customers due to quality customer service provided by a highly skilled staff. Reservationists and operators become the Company's primary contacts with its customers after the initial sales effort, thereby providing opportunities to support the sales effort with personalized service. The Company uses a team approach, whereby a customer can work with the same small group of customer service personnel. In some cases, customers have become accustomed to working with a particular reservationist or operator and insist upon continued assistance from these specific individuals.

  Reservationists assist the Company's customers in scheduling their conferences. Reservationists access the conferencing system to determine time and ports available and to confirm the conferences. Operators monitor calls and provide the services requested in the reservation. Operators are also trained to provide assistance to the moderator (usually the person initiating the conference) to ensure a successful conference. Supervisors are available to assist in the setup and execution of a conference. The Company's staff is trained to facilitate effective conferences through a combination of classroom, mentoring, teaming, and on-the-job supervision.

Customers

  The Company provided services to over 5,000 customers in 1998. The customers ranged in size from major multinational corporations and Fortune 500 companies to small businesses, professional organizations, public institutions and individuals. A breakdown of the Company's top 20 customers (based on 1998 consolidated net revenues), including both wholesale and retail customers, by industry is as follows: financial services (five), retail (five), telecommunications (three), industrial (three), health and pharmaceutical
(two) and high technology (two). No account represented more than 10% of the Company's consolidated net revenues in 1998. The top 10 customers of the Company represented approximately 23% of the Company's combined net revenues in 1997 and 22% of the Company's consolidated net revenues in 1998.

Billing and Management Information Systems

  Presently the entire billing and collection process is performed by the Operating Centers. The data needed to develop an invoice is captured by and stored on each MCU and entered into the billing system automatically or by the staff. This data includes the account number, which identifies the entity paying for the call and the moderator number, which identifies the person who organized the call. The MCU software creates a call detail record which is augmented by the operator to capture any additional services. Billing is on a one minute increment basis for the duration of each connected line. A billing database is maintained by each of the Operating Centers, and can be used to customize billing formats to respond to individual customer preferences. The frequency with which invoices are delivered to the customer for payment varies by Operating Center and by customer.

  Each Operating Center generates reports and files which provide detailed customer activity including usage and rate profiles, payments, adjustments, accounts receivable aging, credit status and commission summaries. All of these files are input into a centralized database being implemented by the Company to provide management with the ability to monitor customer value and make informed marketing, sales, financial and operational decisions.

  The Company believes that the flexibility and capabilities of its billing systems represent a significant competitive advantage by allowing the Company to customize invoices according to a number of variables such as detail level, frequency of billing and class of service. The Company has spent several years developing and refining the proprietary software used in the billing services provided to long distance service carriers that outsource their teleconferencing function to the Company.

  The Company is consolidating its billing function and expects to complete the consolidation of the Original Acquisitions by the end of 1999. The Company believes that centralization of the billing system will enable the Company to deliver additional customized pricing, billing and reporting features to satisfy both customer and internal requests. Each of the Operating Centers will continue to process invoices with its existing system until the new centralized system has been implemented and management has verified that the centralized system is performing at designed proficiency.

Competition

  The conferencing service industry is highly competitive and subject to rapid change. The Company currently competes, or expects to compete in the near future, with the following categories of companies: (i) IXCs, such as AT&T, MCI, Sprint, Frontier and Cable & Wireless, (ii) independent LECs, such as GTE and Cincinnati Bell, and (iii) other PCSBs. According to estimates from industry sources, the IXCs currently serve approximately 80% of the audio teleconferencing market. The IXCs generally do not market conferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have not emphasized enhanced services or customized communications solutions to meet customer needs. However, there can be no assurance that these competitors will not alter their current strategies and begin to focus on services-specific selling, customized solutions and operator-attended services, the occurrence of any of which could increase competition. Under the Telecommunications Act of 1996, the RBOCs may also be allowed to provide long distance services within the regions in which they also provide local exchange services ("in-region long distance services") upon the satisfaction of certain conditions, including the specific approval of the Federal Communications Commission, the introduction of or a defined potential for facilities-based local competition, the offering of local services for resale, and compliance with access and interconnection requirements for facilities-based competitors. Upon entrance into the long distance market, the ability of an RBOC to gain immediate and significant conferencing market share could be enhanced by its status as the incumbent primary provider of local services to its customers.

  Management expects that there will be additional competition in video and Internet conferencing from existing providers of audio teleconferencing services, as well as new competitors dedicated to video and/or Internet conferencing. The Company believes that the principal competitive factors influencing the market for its services are brand identity, quality of customer service, breadth of service offerings, price and vendor reputation. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's services.

  The Company derived approximately 10% of its 1998 consolidated net revenues from IXCs and LECs which outsource conferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the conferencing services now being provided by the Company and pursue such market actively and in direct competition with the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Moreover, the Company believes that part of its growth will occur from RBOCs which may enter the long distance market and outsource their conferencing services. There can be no assurance that any telecommunications company able to offer conferencing services legally, now or in the future, will choose to do so or that those choosing to do so will outsource their conferencing services or choose the Company as their provider in case they do outsource conferencing.

  Two of the Company's largest outsourcing customers have acquired or merged with competitors of the Company. Collectively, these customers accounted for approximately 12% of the Company's 1998 consolidated net revenues. Although one of these customers, representing approximately 9% of the Company's 1998 consolidated net revenues, has verbally informed the Company that it will honor its current outsourcing contract with the Company, which expires in August 1999, there can be no assurance that such customer will continue to use the Company's services going forward. The second customer, representing approximately 3% of the Company's 1998 consolidated net revenues, has moved its conferencing business to a conferencing company it has recently acquired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company also believes that many of its current and prospective customers have sufficient resources to purchase the equipment and hire the personnel necessary to establish and maintain conferencing capabilities sufficient to meet their own respective conferencing needs. If the manufacturers of PBXs develop improved, cost-effective PBX capabilities for handling conferences with the quality of existing MCUs used in the conferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their conferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if internet technology can be modified to accommodate multipoint voice transmission comparable to existing MCUs used in the conferencing business, there could be a material adverse effect on the Company's business, financial condition, results of operations and prospects.

  Many of the Company's current and potential competitors have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company and may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements. In addition, such competitors may be capable of initiating or withstanding significant price decreases or devoting substantially greater resources than the Company to the development, promotion and sale of new services. Because MCUs are not prohibitively expensive to purchase or maintain, companies previously not involved in conferencing could choose to enter the marketplace and compete with the Company. There can be no assurance that new competitors will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats may have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Suppliers

  The Company's services require two material components which it purchases from outside suppliers:

  Telecommunications Services. A significant portion of the Company's direct costs are attributable to the purchase of local and long distance telephone services. The Operating Centers have purchased telecommunications services from a number of vendors, including AT&T, Sprint, MCI, and Qwest Communications International, Inc. The Company believes that multiple suppliers will continue to compete for the Company's telecommunications contracts. Since the minutes of use generated by the Company will be substantially higher than the largest of the Operating Centers, the Company's experience subsequent to the Acquisistions is that it has been able to to negotiate telecommunications contracts with lower prices and improved service guarantees. In light of what the Company believes to be increased competition among long distance service providers, the Company has been entering into shorter-term contracts for long distance services in order to obtain the benefit of anticipated reduced costs over time. However, there can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. If the costs of long distance services increase over time, the Company's current purchasing strategy (which calls for shorter-term contracts) may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

  Bridging Hardware and Software Support Systems. The Company uses MCU equipment produced by four different manufacturers. At present, the equipment being utilized is not functionally identical, but is compatible with substantially all network standards. As of December 31, 1998, approximately 53% of the Operating Centers' port capacity was manufactured by one vendor, MultiLink, Inc. ("MultiLink"), which was acquired by PictureTel Corporation in 1997. However, a number of other vendors offer similar MCU equipment. In February 1998, the Company entered into a two year non-exclusive volume purchase agreement with MultiLink which provides for graduated MCU price discounts based on the number of ports purchased by VIALOG during the term of the agreement. The Company may negotiate similar volume contracts with other manufacturers in the future. In addition, one of the Operating Centers has MCU design and manufacturing resources that are utilized to build equipment for internal use. The Company intends to develop its internal MCU capabilities further to provide advanced feature functionality to address specific client applications, remote operations (network or client based) and improved integration of the MCU into existing management information systems.

Employees

  As of March 1, 1999 the Company had 573 employees, 333 of whom were employed full time or part time as operators or reservationists. None of the Company's employees are represented by unions. The Company has experienced no work stoppages and believes its relationships with its employees are good.

Regulation

  In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core group communications services offered by the Company, various government agencies, such as the FCC, have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services has a direct impact on the cost of the Company's group communications services. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the Company as a common carrier and regulate the prices, conditions or other aspects of the group communications services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements.

  A central element of the Company's business strategy is to capitalize on outsourcing opportunities. With the passage of the Telecommunications Act of 1996, the Company believes that the RBOCs will seek to enter the market for long distance services and that competition in the markets for both local and long distance telephone services will increase. In order to compete successfully in those markets, the Company believes that the IXCs, LECs and RBOCs will seek to provide teleconferencing and other group communications services, but will outsource such services. Because the Company's outsourcing strategy in part depends on the entrance of the RBOCs into the long distance market, any factor that delays or prevents the entrance of the RBOCs into that market could impact the Company's strategy. For example, the Telecommunications Act of 1996 imposes strict pre-conditions to the provision of in-region long distance services by the RBOCs, including the specific approval of the FCC, the availability of unbundled network elements, the offering of local services for resale, compliance with access and interconnection requirements for competitive LECs, and the establishment of a separate operating subsidiary with separate financing, management, employees, and books and records. There can be no assurance that the RBOCs will be able to meet all of the requirements of the Telecommunications Act of 1996 on a timely basis, if at all. Even if one or more RBOCs meets these requirements, there can be no assurance that the entrance of such RBOCs into the long distance market will cause any IXCs, LECs or RBOCs to seek to outsource their audio teleconferencing services or that a significant number of IXCs, LECs or RBOCs will not continue to provide audio teleconferencing services in direct competition with the Company. Finally, there can be no assurance that any IXCs, LECs or RBOCs seeking to outsource audio teleconferencing services will obtain such services from the Company. The failure of IXCs, LECs and RBOCs to outsource audio teleconferencing services to the Company could have a material adverse effect on the Company's growth strategy and business, financial condition, results of operations and prospects.

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

  The Company is subject to laws and regulations that affect its ability to provide certain of its enhanced services, such as those relating to the recording of telephone calls. Changes in the current federal, state or local legislation or regulation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Moreover, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries. The Company believes that it is currently in material compliance with applicable communications laws and regulations.

Item 2. Properties.

  The Company's corporate headquarters are currently located in approximately 11,900 square feet of office space in Andover, Massachusetts under a lease expiring in June, 2004.

  The Operating Centers are located in leased locations in Virginia, Georgia, Alabama, Massachusetts, New Jersey, Connecticut, Minnesota, Texas and California. The Company believes all of its locations are fully utilized except for its approximately 41,000 square foot facility in Reston, Virginia and its 12,000 square foot facility in Oradell, New Jersey, each of which is approximately 80% utilized, and its approximately 8,219 square foot facility in Atlanta, Georgia which has been vacated in connection with the consolidation of the Atlanta, Georgia and Montgomery, Alabama Operating Centers (discussed below). The Company occupies the Operating Centers and other facilities under leases which provide for a total of approximately 106,171 square feet at rates ranging from $5.00 to $23.00 per square foot with expiration dates, excluding month-to-month leases, ranging from May 1999 to May 2008. The Company's total lease expense related to its facilities was approximately $961,000 and $1.4 million for the years ended December 31, 1997 and 1998, respectively. The Company believes its properties are adequate for its needs. The Company's facilities are located either within one mile of central telephone switching locations or on a sonet fiberoptic loop in metropolitan locations. Each facility has dual sources of power or back-up generating capabilities. While the Company's telephone and power requirements may preclude it from locating in some areas, the Company believes alternative locations are available for its facilities at competitive prices.

  The Company determined that operational efficiencies would be achieved by consolidating the Operating Centers located in Atlanta, Georgia and Montgomery, Alabama into a new leased facility in Montgomery. In connection with the consolidation plan being implemented by the Company, the Atlanta Operating Center remained staffed through January 31, 1999, after which time its traffic has been managed by operators in the Montgomery Operating Center as well as other Operating Centers. The Company anticipates relocating its Montgomery Operating Center into a new leased facility by May 1999. The lease for the new Montgomery Operating Center provides for a total of approximately 23,500 square feet at a base rate of $12.25 per square foot with an expiration date of December 31, 2004.

Item 3.  Legal Proceedings.

  Other than as described below, there are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

  A former employee of CSI, the Atlanta Center, has claimed in writing that he may be entitled to up to five percent of the stock of CSI, based on an unsigned paper outlining possible employment terms. Based on the $18.7 million consideration paid to CSI's stockholders upon the consummation of the Acquisition of CSI by VIALOG Corporation, the value of a five percent equity interest in CSI would be approximately $934,000. CSI's position is that the only agreements with such employee were set forth in two successive executed employment agreements, each of which had a specific provision that such agreement was inclusive as to the terms of employment. The Company and the former stockholders of CSI believe that such claim is without merit.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

General

  The Company's authorized capital stock as of December 31, 1998 consisted of 30,000,000 shares of common stock $0.01 par value ("Common Stock") and 10,000,000 shares of preferred stock, $0.01 par value ("Preferred Stock"). As of December 31, 1998, the Company had outstanding 3,693,672 shares of Common Stock and no shares of Preferred Stock. The Company has reserved 3,250,000 shares of Common Stock for issuance pursuant to the Stock Plan. (See Item 11-- Executive Compensation, 1996 Stock Plan).

  On February 10, 1999, the Company completed an initial public offering ("IPO") of its Common Stock. The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market, under the symbol "VLOG". Prior to the IPO, there was no established public trading market for the Common Stock.

  As of March 22, 1999 the Company had outstanding 8,298,670 shares of Common Stock held by approximately 129 shareholders of record.

Dividends

  The Company has not declared any dividends on any class of common equity during the past three fiscal years and has no intention of paying dividends in the foreseeable future. Additionally, pursuant to the terms of the Indenture and the Senior Credit Facility, the Company is prohibited from declaring or paying any dividends or distributions other than dividends or distributions payable solely in certain qualified capital stock of the Company.

Sales of Unregistered Securities in 1997 and 1998

  The Company issued options in 1998 to purchase an aggregate of 823,175 shares of Common Stock to various employees of the Company under the Company's 1996 Stock Plan. The exercise price for the options ranged from $5.75 to $10.00 per share. The vesting schedule for the options varies from recipient to recipient based on the circumstances under which the options were granted and the identity of the recipient. These options were issued in accordance with Section 4(2) of the Securities Act or Rule 701 under Section 3(b) of the Securities Act.

Use of Proceeds from Registered Offerings

  Common Stock. On February 4, 1999, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-53395) filed by the Company in connection with an initial public offering of 4,867,826 shares of its Common Stock, 4,600,000 shares of which were sold by the Company and 267,826 shares of which were sold by a selling stockholder (the "'Selling Stockholder"). The offering of Common Stock closed on February 10, 1999 with all of the 4,867,826 shares sold. Bear, Stearns & Co. Inc., and Prudential Securities Incorporated were the joint lead managers of the offering.

  The gross proceeds of the offering were approximately $38.9 million, of which $36.8 million related to the Company and $2.1 million related to the Selling Stockholder. The Company incurred approximately $4.1 million of expenses in connection with the offering, of which approximately $2.6 million represented underwriting discounts and commission, and an estimated $1.5 million represented offering costs, including legal fees, accounting fees, underwriters' out-of-pocket expenses and printing expenses.

  The Company received approximately $32.7 million of net proceeds from the offering. Approximately $29.1 million was used to complete the New Acquisitions. In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the New Acquisitions. The remaining $3.3 million of net proceeds will be used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government.

Item 6. Selected Financial Data.

  Contemporaneously with the closing of the Private Placement, VIALOG consummated agreements to acquire six PCSBs, all of which became wholly-owned subsidiaries of VIALOG Corporation. Prior to November 12, 1997, VIALOG did not conduct any operations, and all activities conducted by it related to the acquisitions and the completion of financing transactions to fund the acquisitions.

  The following selected financial data of VIALOG for the years ended December 31, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of VIALOG Corporation included elsewhere in this Report.

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
                                                (in thousands, except share
                                                    and per share data)
Consolidated Statement of Operations Data:
Net revenues.................................  $     --   $   4,816  $  46,820
Cost of revenues, excluding depreciation.....        --       2,492     24,321
Selling, general and administrative
 expenses....................................      1,308      7,178     15,196
Depreciation expense.........................        --         273      2,835
Amortization of goodwill and intangibles.....        --         306      2,490
Non-recurring charges........................        --       8,000      1,200
                                               ---------  ---------  ---------
Operating income (loss) .....................     (1,308)   (13,433)       778
Interest income (expense), net...............          1     (1,866)   (12,629)
                                               ---------  ---------  ---------
Loss before income taxes.....................     (1,307)   (15,299)   (11,851)
Income tax benefit (expense).................        522       (522)       (26)
                                               ---------  ---------  ---------
Net loss.....................................  $    (785) $ (15,821) $ (11,877)
                                               =========  =========  =========
Net loss per share--basic and diluted........  $   (0.38) $   (5.48) $   (3.27)
                                               =========  =========  =========
Weighted average shares outstanding..........  2,088,146  2,889,005  3,632,311
                                               =========  =========  =========
Other Financial Data:
EBITDA (1)...................................  $  (1,308) $  (4,854) $   6,103
Cash flows used in operating activities......       (178)    (4,148)    (5,346)
Cash flows used in investing activities......         (7)   (53,762)    (7,848)
Cash flows provided by financing activities..        522     67,140      3,931
                                                       December 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents....................  $     337  $   9,567  $     232
Working capital (deficit)....................       (249)     7,259     (2,378)
Total assets.................................      1,263     75,083     69,266
Total long-term debt, including current
 portion (2).................................        --      71,936     75,654
Stockholders' equity (deficit)...............        287     (4,882)   (16,592)

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

(2) Net of unamortized original issue discount of $4.2 million and $3.1 million at December 31, 1997 and 1998, respectively.

Access and CSI Selected Financial Data

  VIALOG reports operating results commencing with its inception on January 1, 1996. For the purpose of providing five full years of selected historical financial data, as required under the Securities Act, the following historical selected financial data is presented for the two largest Acquired Companies, Access and CSI. The selected data as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 and the period January 1, 1997 to November 12, 1997, the date of their respective Acquisitions, are derived from, and should be read in conjunction with, Access' and CSI's respective audited financial statements and the notes thereto appearing elsewhere in this Report. The selected data as of December 31, 1994 are derived from Access' and CSI's respective audited financial statements. The selected data as of December 31, 1993 and for the year then ended are derived from Access' and CSI's respective unaudited financial statements for that year. The data presented below is neither comparable to nor indicative of the Company's post-Acquisition financial position or results of operations.

                                Year Ended December 31,
                           ------------------------------------
                                                                   January 1,
                                                                     1997 to
                                                                  November 12,
                              1994        1995         1996           1997
                           ----------  ----------  ------------  -----------------
                            (In thousands, except share and per share data)
Access Statement of
 Operations Data:
Net revenues.............  $    5,114  $    6,508  $      9,073   $     10,945
Cost of revenues,
 excluding depreciation..       2,608       3,021         3,564          4,791
Selling, general and
 administrative
 expenses................       1,691       2,484         3,332          4,124
Depreciation and
 amortization expense....         269         496           630            823
                           ----------  ----------  ------------   ------------
Operating income.........         546         507         1,547          1,207
Interest expense, net....          49         152           174            132
                           ----------  ----------  ------------   ------------
Earnings before income
 taxes...................         497         355         1,373          1,075
Income tax expense
 (benefit)...............          52         (48)          --             --
                           ----------  ----------  ------------   ------------
Net income...............  $      445  $      403  $      1,373   $      1,075
                           ==========  ==========  ============   ============
Net income per share--
 basic and diluted.......  $   445.00  $   644.80  $   2,746.00   $   2,150.00
                           ==========  ==========  ============   ============
Weighted average shares
 outstanding.............       1,000         625           500            500
                           ==========  ==========  ============   ============
Access Other Financial
 Data:
EBITDA(1)................  $      815  $    1,003  $      2,177   $      2,030
Cash flows provided by
 operating activities....         592         821         2,048          2,932
Cash flows used in
 investing activities....        (557)     (1,432)         (795)        (1,704)
Cash flows provided by
 (used in) financing
 activities..............          22         771          (839)        (1,549)
                                      December 31,
                           ------------------------------------
                              1994        1995         1996
                           ----------  ----------  ------------
                                     (In thousands)
Access Balance Sheet
 Data:
Cash and cash
 equivalents.............  $      230  $      390  $        804
Working capital..........         475         141           759
Total assets.............       1,991       3,672         4,605
Total long-term debt,
 including current
 portion.................         626       2,416         2,052
Stockholders' equity.....       1,156         872         1,770

                              Year Ended December 31,            January 1, 1997
                         --------------------------------------  to November 12,
                           1994         1995          1996            1997
                         ----------  -----------  -------------  -----------------
                          (In thousands, except share and per share data)
CSI Statement of
 Operations Data:
Net revenues............ $    2,331  $     3,808  $       5,868   $       5,579
Cost of revenues,
 excluding
 depreciation...........      1,256        1,617          2,438           2,052
Selling, general and
 administrative
 expenses...............        707          905            998             831
Depreciation expense....        235          292            393             356
                         ----------  -----------  -------------   -------------
Operating income
 (loss).................        133          994          2,039           2,340
Interest expense, net...        124          160            165             120
                         ----------  -----------  -------------   -------------
Net income (loss)....... $        9  $       834  $       1,874   $       2,220
                         ==========  ===========  =============   =============
Net income (loss) per
 share--basic and
 diluted................ $     9.00  $    834.00  $    1,874.00   $    2,220.00
                         ==========  ===========  =============   =============
Weighted average shares
 outstanding............      1,000        1,000          1,000           1,000
                         ==========  ===========  =============   =============
CSI Other Financial Da-
 ta:
EBITDA(1)............... $      368  $     1,286  $       2,432   $       2,696
Cash flows provided by
 (used in) operating
 activities.............         53          721          2,128           2,897
Cash flows used in
 investing activities...       (476)        (225)           (41)           (311)
Cash flows provided by
 (used in) financing
 activities.............        426         (144)        (2,144)         (2,801)
                                   December 31,
                         --------------------------------------
                           1994         1995          1996
                         ----------  -----------  -------------
                                  (In thousands)
CSI Balance Sheet Data:
Cash and cash
 equivalents............ $       23  $       375  $         318
Working capital
 (deficit)..............       (805)        (322)           445
Total assets............      1,378        2,037          2,293
Total long-term debt,
 including current
 portion................      1,590        1,446          1,405
Stockholders' equity
 (deficit)..............       (474)         360            676

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  VIALOG Corporation was founded on January 1, 1996. On November 12, 1997, VIALOG Corporation consummated agreements to acquire six private conference service bureaus, all of which became wholly-owned subsidiaries of VIALOG Corporation. Contemporaneously, with the closing of the Original Acquisitions, VIALOG Corporation closed the Private Placement. Prior to the Original Acquisitions, VIALOG Corporation did not conduct any operations, and all activities conducted by it were related to the Original Acquisitions and the completion of financing transactions to fund the Original Acquisitions. On February 10, 1999 VIALOG Corporation completed an initial public offering of its Common Stock and consummated agreements to acquire three private conference service bureaus, all of which became wholly-owned subsidiaries of VIALOG Corporation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 1996, 1997, and 1998 and the financial statements and related notes thereto of certain of the Operating Centers prior to the acquisitions for the years ended December 31, 1994, 1995, 1996 1997 and 1998 and "Selected Financial Data" appearing elsewhere in this Report.

Introduction

  The Company's net revenues are derived primarily from fees charged to customers for audioconferencing services as well as videoconferencing and enhanced and customized communication services. Cost of revenues, excluding depreciation consists primarily of long distance telephone and network charges, salaries and benefits for operators and reservationists, and maintenance of telephone bridging equipment. Selling, general and administrative expenses consist primarily of compensation and benefits to sales and marketing personnel, executive officers and general and administrative employees, marketing expenses, occupancy costs and professional fees.

  Prior to the acquisitions, the Operating Centers were managed as independent private companies, and, as such, their results of operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their levels of historical compensation. Certain officers and employees of the Operating Centers agreed to reductions in their compensation and benefits in connection with the acquisitions. The difference between the historical compensation and benefits of such individuals and the compensation and benefits they agreed to accept subsequent to the acquisitions is referred to as "Compensation Differential." This Compensation Differential and the related income tax effect have been reflected as pro forma adjustments in the Company's pro forma combined financial statements included elsewhere herein.

  The Company, which has only conducted operations since November 12, 1997 (other than in connection with certain financing transactions, the Private Placement and the Original Acquisitions), has integrated several of its operations, including sales, marketing, and most human resource, benefits administration and cash management functions, and intends to continue to integrate certain operations and administrative functions of the Operating Centers over a period of time. Specifically, over the next 3 to 9 months, the Company plans to complete the integration of the reservations, billing, purchasing, management information systems and accounting functions. The Company estimates that the cost to integrate these activities will be between $1.0 million and $1.5 million. This integration process is expected to present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly from reductions in long distance telephone charges as a result of new agreements recently entered into by the Operating Centers. It is anticipated that these savings will be partially offset by the costs related to the Company's new management. In addition, it is anticipated that increased marketing costs will initially be required to establish the Company's brand name in the marketplace. As a result of these various costs and possible cost-savings, comparisons of historical operating results may not be meaningful, and such results may not be indicative of future performance.

VIALOG Corporation

 Results of Operations

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net revenues and cost of revenues, excluding depreciation. As VIALOG Corporation did not conduct any operations prior to November 12, 1997, the revenues and cost of revenues, excluding depreciation for the year ended December 31, 1997 represent only activity for the period November 12, 1997 through December 31, 1997. Net revenues and cost of revenues, excluding depreciation for the year ended December 31, 1998 represent the consolidated results of the Company, including the Original Acquisitions for the full year.

  Two of the Company's largest outsourcing customers have acquired or merged with competitors of the Company. Collectively, these customers accounted for approximately 12% of the Company's 1998 consolidated net revenues. One of these customers, representing approximately 9% of the Company's 1998 consolidated net revenues, has verbally informed the Company that it will honor its current outsourcing contract with the Company, which expires in August, 1999. The second customer, representing approximately 3% of the Company's 1998 consolidated net revenues, has moved its conferencing business to a conferencing company it has recently acquired. Although a significant reduction in or loss of net revenues from these customers could reduce the Company's expected net revenues and operating results in the near term, the Company believes that the long-term impact to net revenues and results of operations will not be significant.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million, or 112%, from $7.2 million to $15.2 million for the years ended December 31, 1997 and 1998, respectively. The increase was primarily due to the fact that selling, general and administrative expenses for the year ended December 31, 1997 represented only general and administrative expenses related to the organization of VIALOG Corporation and the consummation of business combination agreements with the Original Acquisitions prior to November 12, 1997 and consolidated selling, general and administrative expenses of the Company including the Original Acquisitions for the period November 12, 1997 through December 31, 1997, while the expenses for the year ended December 31, 1998 represent consolidated selling, general and administrative expenses of the Company, including the Original Acquisitions for the full year. Selling, general and administrative expenses for the years ended December 31, 1997 and 1998 consisted primarily of the following: (i) compensation, benefits and travel expenses of $3.0 million and $10.4 million, respectively, (ii) certain marketing expenses, including advertising, promotions, trade shows and consulting, of $490,000 and $1.5 million, respectively, (iii) professional services expenses of $3.4 million and $721,000, respectively, (iv) occupancy costs of $216,000 and $851,000, respectively, (v) materials, supplies and equipment related costs of $0 and $755,000, respectively, (vi) taxes and insurance costs of $0 and $421,000, respectively, and (vii) all other costs of $92,000 and $540,000, respectively. Included in professional services expenses for the year ended December 31, 1997 is approximately $2.0 million related to an initial public offering which was terminated in early 1997. Included in selling, general and administrative expenses for the year ended December 31, 1998 is approximately $508,000 for compensation and legal expenses related to severance agreements for two former employees.

  Depreciation and amortization expense. Depreciation and amortization expense increased $4.7 million from $579,000 to $5.3 million for the years ended December 31, 1997 and 1998, respectively. The increase was primarily due to the fact that VIALOG Corporation did not conduct operations prior to November 12, 1997. Thus, depreciation and amortization expense in 1997 represents consolidated depreciation and amortization expense of the Company including the Original Acquisitions for the period November 12, 1997 through December 31, 1997, while depreciation and amortization expense in 1998 represents consolidated depreciation and amortization expense of the Company, including the Original Acquisitions for the full year.

  Non-recurring charge. The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. In connection with the consolidation plan being implemented by the Company, the Atlanta Operating Center remained staffed through January 31, 1999, after which time its traffic has been managed by operators in the Montgomery Operating Center as well as other Operating Centers. The Company anticipates relocating its Montgomery Operating Center into a new leased facility by May, 1999. The Company believes that, over the long term, the consolidation of the two Centers will provide operational efficiencies as well as reduce operating costs. During the period that the Atlanta Center remained staffed, the Company incurred a modest amount of incremental costs associated with increased staffing in the Montgomery Center in anticipation of the additional conferencing volume to be managed by the Montgomery Operating Center as a result of the consolidation. The non-recurring charge includes (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta Operating Center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery Operating Centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta Operating Center. As of December 31, 1998, approximately $324,000 of such costs had been paid.

  Interest expense, net. Interest expense, net increased $10.8 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily due to (i) approximately $8.3 million of increased interest expense on the $75.0 million of Senior Notes issued on November 12, 1997 and (ii) approximately $2.4 million of increased non-cash interest expense related to the amortization of deferred debt issuance costs and original issue discount on the Senior Notes, both of which were partially offset by increased interest income of approximately $177,000 due to increased cash balances.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  VIALOG Corporation incurred a net loss of $785,000 and $15.8 million for the years ended December 31, 1996 and 1997, respectively. The 1996 net loss represented general and administrative expenses, which consisted primarily of legal costs of $93,000, travel costs of $133,000, salaries of $583,000, consulting fees of $301,000, occupancy costs of $71,000 and all other costs of $126,000, which were offset by an income tax benefit of $522,000, all related to the organization of VIALOG Corporation and the consummation of business combination agreements with the Original Acquisitions. The 1997 net loss included expenses incurred prior to the Original Acquisitions, as well as consolidated net revenues and expenses of the Original Acquisitions from the date of the Original Acquisitions through December 31, 1997. The $15.8 million net loss included $4.8 million of consolidated net revenues and $2.5 million of consolidated cost of revenues, excluding depreciation from the date of the Original Acquisitions through December 31, 1997, $7.2 million of selling, general and administrative expenses (which included approximately $2.0 million related to an offering of Common Stock which was terminated in early 1997 and a $958,000 non-cash charge relating to the modification of certain stock options), $306,000 of amortization of goodwill and intangibles related to the Original Acquisitions, $273,000 of depreciation expense, an $8.0 million non-recurring charge relating to the write-off of purchased in-process research and development, $1.8 million of interest expense relating primarily to the Senior Notes and $522,000 of income tax expense. Selling, general and administrative expenses of $7.2 million for the year ended December 31, 1997 consisted primarily of the following: compensation, benefits and travel expenses of $3.0 million (including the $958,000 non-cash charge discussed above), certain marketing expenses, including advertising, promotions, and consulting, of $490,000, professional services expenses of $3.4 million (including the approximate $2.0 million charge discussed above), occupancy costs of $216,000 and all other costs of $92,000.

  The $8.0 million write-off of purchased in-process research and development noted above represents the amount of the purchase price of the Acquisitions allocated to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. The acquired in-process research and development represents engineering and test activities associated with the introduction of new enhanced services and information systems. The Original Acquisitions are working on projects that are essential to offering high quality, secure and reliable products including unattended audio conferencing, video and data teleconferencing, integrated voice response and broadcast fax services. Since these projects had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of November 12, 1997, the date VIALOG Corporation acquired the Original Acquisitions. These projects are expected to be completed within 18 months at a cost of approximately $2.0 million in 1998 and $300,000 in 1999. The Company expects to begin realizing incremental benefits as the projects are completed. The failure of the Company to successfully complete the research and development projects could have a material adverse effect on the Company's future results of operations and financial condition.

  VIALOG had net operating loss carryforwards of $0, $3.9 million and $13.1 million at December 31, 1996, 1997 and 1998, respectively, of which $3.9 million expires in 2013 and $13.1 million expires in 2018. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. In assessing the realizability of deferred tax assets, VIALOG considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets. See Note 12 to VIALOG's Consolidated Financial Statements.

Liquidity and Capital Resources

  The Company generated negative cash flows of $178,000, $4.1 million and $5.3 million from operating activities for the years ended December 31, 1996 and 1997 and 1998, respectively. Cash flows used in investing activities of $7,000, $53.8 million and $7.8 million for the years ended December 31, 1996, 1997 and 1998, respectively, represent cash paid in connection with the Original Acquisitions of $0, $53.3 million and $0, respectively, purchases of property and equipment of $7,000, $454,000 and $7.4 million, respectively, and $493,000 related to deferred acquisition costs for the year ended December 31, 1998. Cash provided by financing activities of $522,000, $67.1 million and $3.9 million for the years ended December 31, 1996, 1997, and 1998, respectively, represent issuance of long-term debt and common stock, offset by payments of previously issued debt and payments of indebtedness of the Original Acquisitions.

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

  On October 6, 1998, the Company closed a two year, $15.0 million credit facility (the "Senior Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. Subject to the meeting of certain conditions, the Senior Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Senior Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Senior Credit Facility. The Senior Credit Facility includes certain early termination fees. The Senior Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, consisting of a debt service coverage ratio of not less than 1.2:1 determined on a monthly basis and a minimum net worth level of not less than $50.0 million determined on an ongoing basis. As of December 31, 1998, the Company was in compliance with such financial ratios and tests. As of December 31, 1998, the Company had borrowed $1.4 million on the term loan, $1.6 million on the equipment term loan, and $2.0 million on the revolving loan.

  On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of Common Stock. The net proceeds from this offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $32.7 million. Of the net proceeds, approximately $29.1 million was used on February 10, 1999 to complete the acquisitions, in separate transactions, of all of the outstanding capital stock of ABCC, CPI and ABCI. In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.3 million will be used for working capital and general corporate purposes.

  The Company anticipates that its cash flows from operations and remaining net proceeds from the Company's initial public offering of Common Stock, supplemented by borrowings under the Senior Credit Facility, will meet or exceed its working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months. The Company expects to meet its longer term liquidity requirements including repayment of the Senior Notes, through a combination of working capital, cash flow from operations, borrowings and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

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

  The acquisition agreements, pursuant to which the Acquired Companies were acquired (except for the Oradell Center) limit through November 12, 1999 the Company's ability to change the location of an Acquired Company's facilities (except for the Montgomery Center), physically merge the Acquired Company's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Acquired Company. The acquisition agreement pursuant to which ABCC was acquired contains similar restrictions with respect to changes at ABCC. These restrictions are in effect until February 10, 2001, unless such restrictions are earlier waived by one of the former ABCC stockholders. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity. In connection with the consolidation of the Atlanta and Montgomery Centers, the Company has obtained the approvals of a majority in interest of the former stockholders of the Atlanta and Montgomery Centers.

  The Company is highly leveraged and has a stockholders' deficit at December 31, 1998. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

  State of readiness. The Company is in the process of assessing its Year 2000 readiness. The Company's current Year 2000 readiness project will cover the following phases: (i) identification of internal systems and components that will be in service in the 21st century, (ii) assessment of internal system repair or replacement requirements, (iii) assessment of supplier and service provider Year 2000 readiness, (iv) repair or replacement of both internal and external systems or components, (v) testing, (vi) implementation, and (vii) development of a contingency plan in the event of Year 2000 failures.

  The Company has completed the identification phase of its Year 2000 readiness project. The Company has prepared a comprehensive inventory of all systems and system components in use, and has identified which systems and system components will be in use beyond the year 1999.

  The Company has also completed the assessment of internal systems phase. For each internal system and system component which will be in use beyond 1999, the Company has determined its Year 2000 readiness. For each system and system component which is not Year 2000 compliant, the Company has identified the repair or replacement required to become Year 2000 compliant and has scheduled such repair or replacement. Additionally, in connection with its plans to integrate the Operating Centers, the Company is in the process of implementing certain common systems in both the operations and financial management areas. Such common systems are Year 2000 compliant, a criteria of the systems integration plan. The Company expects all of its internal systems and system components to be Year 2000 compliant by June 1999.

  The Company has substantially completed the assessment of its supplier and service provider Year 2000 readiness phase. The Company has contacted all major suppliers and service providers and has received Year 2000 certifications from substantially all major suppliers and service providers. However, there is no assurance that the Company's suppliers or service providers will not suffer a Year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations.

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

  Risks. The Company relies heavily on the use of telecommunications systems and services--both internally deployed and from multiple third party service providers. Thus, the Company believes that telecommunications is the area most sensitive to problems with Year 2000 readiness. Failure of one or more of the Company's telecommunications service providers to become Year 2000 compliant on a timely basis could, in a worst case scenario, render the Company unable to schedule or conduct conference calls and other group communication services, and could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company believes that its ability to redistribute certain of its telecommunications services among its multiple third party service providers could lessen any potential adverse impact.

  Contingency plan. The Company has not yet developed a Year 2000-specific contingency plan as the Company expects its systems and system components to be Year 2000 compliant by June, 1999. The Company intends to prepare a contingency plan as it becomes aware of Year 2000 problems or risks.

Combined Operating Centers and VIALOG Corporation

  The combined Operating Centers' and VIALOG Corporation's Statements of Operations data for the years ended December 31, 1996, 1997 and 1998 do not purport to present the financial results or the financial condition of the combined Operating Centers and VIALOG Corporation in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues, excluding depreciation of the individual Operating Centers and VIALOG Corporation on an historical basis, and excludes the effects of pro forma adjustments. This combined data prior to the Acquisitions will not be comparable to and may not be indicative of the Company's post-combination results of operations because the Operating Centers were not under common control or management.

Results of Operations--Combined Operating Centers and VIALOG Corporation

  The following unaudited combined data of the Operating Centers and VIALOG Corporation on an historical basis are derived from the respective audited and unaudited financial statements. Such data excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented:

                                          Year Ended December 31,
                                 --------------------------------------------
                                     1996           1997           1998
                                 -------------  -------------  --------------
                                          (Dollars in thousands)
Net revenues...................  $37,558 100.0% $45,583 100.0% $59,819  100.0%
Cost of revenues, excluding de-
 preciation....................   17,979  47.9%  22,296  48.9%  29,016   48.5%

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net revenues. All Operating Centers reflected an increase in net revenues for the year ended December 31, 1998 compared to the year ended December 31, 1997. Net revenues increased $14.2 million, or 31.2%, from net revenues of $45.6 million in 1997 to net revenues of $59.8 million in 1998. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in the Reston Center's net revenues of $5.8 million, or 46.0%, from $12.6 million in 1997 to $18.4 million in 1998, which consisted of increased sales of conferencing services of approximately $3.9 million and $1.9 million to existing and new customers, respectively, including the introduction of video equipment sales in the first quarter of 1998, (ii) an increase in the Cambridge Center's net revenues of $1.8 million, or 44.1%, which was primarily attributable to increased audioconferencing services to existing customers and new customers, (iii) an increase in the Chaska Center's net revenues of $1.8 million, or 31.1%, which was primarily attributable to increased audioconferencing services to existing customers and new customers, (iv) an increase in the Atlanta Center's net revenues of $1.2 million, or 18.1%, which was primarily due to increased revenues from two significant customers, which represented 71.6% and 69.4% of the Atlanta Center's net revenues for the years ended December 31, 1997 and 1998, respectively, and (v) an increase in the Montgomery Center's net revenues of $1.6 million, or 19.6%, which was primarily due to increased revenues for audioconferencing services to existing retail and financial services customers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the year ended December 31, 1998 increased $6.7 million, or 30.1%, from $22.3 million in 1997 to $29.0 million in 1998, and remained flat as a percentage of revenue. The dollar increase was primarily attributable to
(i) an increase in the Reston Center's cost of revenues, excluding depreciation of $3.0 million, or 54.7%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and equipment costs related to the introduction of video equipment sales in the first quarter of 1998 (which generate a lower gross margin than teleconferencing services), (ii) an increase in the Atlanta Center's cost of revenues, excluding depreciation of $863,000, or 36.5%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, (iii) an increase in the Montgomery Center's cost of revenues, excluding depreciation of $835,000, or 14.1%, resulting primarily from increased telecommunications costs associated with increased call volumes and (iv) an increase in the Cambridge Center's cost of revenues, excluding depreciation of $1.1 million, or 55.4%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net revenues. All Operating Centers reflected an increase in net revenues during the year ended December 31, 1997 compared to the year ended December 31, 1996. Combined net revenues increased $8.0 million, or

21.4%, from $37.6 million in 1996 to $45.6 million in 1997. Overall, the increase was primarily due to increased call volumes for audio conferencing services. The major components of this increase were (i) an increase in the Reston Center's net revenues of $3.5 million, or 38.5%, from $9.1 million in 1996 to $12.6 million in 1997, which consisted of increased sales of conferencing services of $2.2 million and $1.3 million to existing and new customers, respectively, (ii) an increase in the Montgomery Center's net revenues of $1.0 million, or 12.9%, from $7.5 million in 1996 to $8.5 million in 1997, which was primarily attributable to sales of conferencing services to existing customers and sales to new customers, and (iii) an increase in the Cambridge Center's net revenues of $725,000, or 21.3%, from $3.4 million in 1996 to $4.1 million in 1997, which was primarily attributable to sales to existing customers and new customers. This growth was achieved despite the fact that the Cambridge Center's net revenues for 1996 included $707,000 of net revenues from a portion of Cambridge's business that was divested in December, 1996.

  Cost of revenues, excluding depreciation. Combined cost of revenues, excluding depreciation increased $4.3 million, or 24.0%, from $18.0 million in 1996 to $22.3 million in 1997 and increased slightly as a percentage of net revenues from 47.9% in 1996 to 48.9% in 1997. The dollar increase was primarily attributable to (i) an increase in the Reston Center's cost of revenues, excluding depreciation of $1.9 million, or 54.3%, from $3.6 million in 1996 to $5.5 million in 1997 related to the substantial investment made in personnel and related costs associated with video conferencing and increased telecommunications and personnel expense associated with the growth in revenues, (ii) an increase in the Oradell Center's cost of revenues, excluding depreciation of $609,000, or 74.4%, from $818,000 in 1996 to $1.4 million in 1997 primarily due to telecommunications costs and personnel expenses to support the current and expected call volume, and (iii) an increase in the Montgomery Center's cost of revenues, excluding depreciation of $626,000, or 11.9%, from $5.3 million in 1996 to $5.9 million in 1997, which was primarily attributable to increased telecommunications costs and personnel expenses to support the increased call volume.

New Accounting Pronouncements

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. The adoption of SFAS 130 effective January 1, 1998 did not have a material impact on the Company's consolidated financial statements.

  In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment. The adoption of SFAS 131 effective January 1, 1998 did not impact the Company's consolidated financial statements.

  In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

  In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this standard will have a material impact on the Company's consolidated financial statements.

Access and CSI

  The selected historical financial information presented in the tables below for the selected Operating Centers is derived from, and should be read in conjunction with, the respective audited financial statements and related notes thereto of the individual Operating Centers included elsewhere herein and "Access and CSI Selected Financial Data." The individual selected financial information for Access and CSI is presented because Access and CSI are the Operating Centers that are considered to represent a significant percentage of the operating results of the Company. Specifically, Access and CSI represented 29% and 57%, respectively, of the operating income of the Operating Centers on a combined basis for the period from January 1, 1997 to November 12, 1997. The selected historical financial information for all Operating Centers on a combined basis, and VIALOG Corporation is included elsewhere herein.

 Access

  Founded in 1987, Access specializes in providing conferencing services to numerous organizations, including financial institutions, government agencies, trade associations and professional service companies. Access is headquartered and maintains its operations center in Reston, Virginia.

Results of Operations--Access

  The following table sets forth certain historical financial data of Access and such data as a percentage of net revenues for the periods presented:

                                                                    January 1,     November 13,
                                Year Ended December 31,               1997 to        1997 to
                         ----------------------------------------  November 12,    December 31,
                             1994          1995          1996          1997            1997
                         ------------  ------------  ------------  -------------  ---------------
                                         (In thousands, except percentages)
Net revenues............ $5,114 100.0% $6,508 100.0% $9,073 100.0% $10,945 100.0% $ 1,620   100.0%
Cost of revenues,
 excluding
 depreciation...........  2,608  51.0%  3,021  46.4%  3,564  39.3%   4,791  43.8%     709    43.8%
Selling, general and
 administrative
 Expenses...............  1,691  33.1%  2,484  38.2%  3,332  36.7%   4,124  37.7%   2,603   160.6%
Depreciation and
 amortization expense...    269   5.2%    496   7.6%    630   6.9%     823   7.5%     183    11.3%
                         ------ -----  ------ -----  ------ -----  ------- -----  -------  ------
Operating income
 (loss)................. $  546  10.7% $  507   7.8% $1,547  17.1% $ 1,207  11.0% $(1,875) (115.7)%
                         ====== =====  ====== =====  ====== =====  ======= =====  =======  ======

 Periods January 1 to November 12, 1997 and November 13 to December 31, 1997 compared to Year Ended December 31, 1996

  Net revenues. Net revenues increased from $9.1 million for the year ended December 31, 1996 to $10.9 million and $1.6 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase in net revenues consisted of additional sales of conferencing services, due to increased call volumes, to existing and new customers. Sales to new customers were approximately $1.1 million and $167,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. These increases reflect a substantial increase in net revenues from audio and enhanced conferencing services, as well as revenues of $228,000, $53,000 and $13,000 for video conferencing services for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997 and the year ended December 31, 1996, respectively.

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

 Year Ended December 31, 1996 compared to Year Ended December 31, 1995

  Net revenues. Net revenues increased $2.6 million, or 39.4%, from $6.5 million for the year ended December 31, 1995 to $9.1 million for the year ended December 31, 1996. The increase in net revenues consisted of additional sales of audioconferencing services, due to increased call volumes, of $1.4 million and $1.2 million to existing and new customers, respectively.

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

 Year Ended December 31, 1995 compared to Year Ended December 31, 1994

  Net revenues. Net revenues increased $1.4 million, or 27.3%, from $5.1 million for the year ended December 31, 1994 to $6.5 million for the year ended December 31, 1995. The increase in net revenues consisted primarily of additional sales of conferencing services, due to increased call volumes, of $730,000 and $664,000 to existing and new customers, respectively.

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

Liquidity and Capital Resources--Access

  The following table sets forth selected financial information from Access' statements of cash flows:

                                 Year Ended December 31,
                                 -------------------------
                                                            January 1, 1997 to
                                  1994     1995     1996    November 12, 1997
                                 ------- --------  -------  ------------------
                                               (In thousands)
Net cash provided by (used in):
  Operating activities.......... $  592  $    821  $ 2,048       $ 2,932
  Investing activities..........   (557)   (1,432)    (795)       (1,704)
  Financing activities..........     22       771     (839)       (1,549)
                                 ------  --------  -------       -------
Net increase (decrease) in cash
 and cash equivalents........... $   57  $    160  $   414       $  (321)
                                 ======  ========  =======       =======

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

CSI

  Founded in 1992, CSI specializes in providing audioconferencing services and enhanced services to certain facilities-based and non-facilities-based telecommunications providers. CSI is headquartered and maintains its operations center in Atlanta, Georgia.

Results of Operations--CSI

  The following table sets forth certain historical financial data of CSI and such data as a percentage of net revenues for the periods presented:

                                                                    January 1,    November 13,
                                Year Ended December 31,              1997 to         1997 to
                         ----------------------------------------  November 12,   December 31,
                             1994          1995          1996          1997           1997
                         ------------  ------------  ------------  ------------  ----------------
                                         (In thousands, except percentages)
Net revenue............. $2,331 100.0% $3,808 100.0% $5,868 100.0% $5,579 100.0% $   854   100.0 %
Cost of revenues,
 excluding
 depreciation...........  1,256  53.9%  1,617  42.5%  2,438  41.6%  2,052  36.8%     322    37.7 %
Selling, general and
 administrative
 expenses...............    707  30.3%    905  23.8%    998  17.0%    831  14.9%   3,493   409.0 %
Depreciation and
 amortization expense...    235  10.1%    292   7.6%    393   6.7%    356   6.4%     168    19.7 %
                         ------ -----  ------ -----  ------ -----  ------ -----  -------  -------
Operating income
 (loss)................. $  133   5.7% $  994  26.1% $2,039  34.7% $2,340  41.9% $(3,129) (366.4)%
                         ====== =====  ====== =====  ====== =====  ====== =====  =======  =======

 Periods January 1 to November 12, 1997 and November 13 to December 31, 1997 Compared to Year Ended December 31, 1996

  Net Revenues. Net revenues increased from $5.9 million in 1996 to $5.6 million and $854,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase is primarily due to increased revenues from CSI's two significant customers. Net revenues from such customers represented 70.0% of CSI's net revenues for the year ended December 31, 1996 and approximately 71.6% and 71.4% of CSI's net revenues for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation decreased slightly from $2.4 million in 1996 to $2.1 million and $322,000 for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The decrease in cost of revenues, excluding depreciation on increased call volumes was primarily the result of lower telecommunications rates included in a contract which became effective in November, 1996.

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

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased $821,000, or 50.8%, from $1.6 million in 1995 to $2.4 million in 1996. As a percentage of net revenues, cost of revenues, excluding depreciation decreased 0.9 percentage points from 42.5% in 1995 to 41.6% in 1996. The dollar increase was primarily attributable to increased telecommunications expenses associated with increased call volumes and costs associated with the addition of nine operators.

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

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation increased $361,000, or 28.7%, from $1.3 million in 1994 to $1.6 million in 1995. As a percentage of net revenues, cost of revenues decreased
11.4 percentage points from 53.9% in 1994 to 42.5% in 1995. This percentage decrease was primarily attributable to a reduction in local access charges, telecommunications expenses and the termination of a lease for network access.

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

Liquidity and Capital Resources--CSI

  The following table sets forth selected financial information from CSI's statements of cash flows:

                                            Year Ended
                                           December 31,        January 1, 1997
                                        ---------------------  to November 12,
                                        1994   1995    1996         1997
                                        -----  -----  -------  ---------------
                                                  (In thousands)
Net cash provided by (used in):
  Operating activities................. $  53  $ 721  $ 2,128      $ 2,897
  Investing activities.................  (476)  (225)     (41)        (311)
  Financing activities.................   426   (144)  (2,144)      (2,801)
                                        -----  -----  -------      -------
Net increase (decrease) in cash and
 cash equivalents...................... $   3  $ 352  $   (57)     $  (215)
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

Safe Harbor for Forward Looking Statements

  The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

  Absence of Consolidated Operating History. VIALOG Corporation was founded on January 1, 1996 and has only conducted operations and generated revenues since November 12, 1997, the date of the Original Acquisitions. Prior to that time, the Operating Centers each operated as separate, independent businesses. In addition, the Company used the purchase method of accounting to record the Acquisitions and consequently, the pro forma and consolidated financial information contained in this Report may not be indicative of the Company's future operating results and financial condition.

  Difficulty of Integrating the Operating Centers. The successful and timely integration of the Operating Centers is critical to the Company's future financial performance. Prior to the acquisitions, the Operating Centers used different operating practices and procedures and management information systems. Until the Company completes the centralization of the accounting and other administration systems, it will rely on the separate systems of the Operating Centers. The continued integration of the Operating Centers will require the Company, among other things, to retain key employees, assimilate diverse corporate cultures and manage geographically dispersed operations, each of which could pose significant challenges to the Company and its management. The Company's success will depend on the ability of its executive officers to continue to establish and integrate themselves into the Company's daily operations as well as to continue to gain the confidence of the employees of the Operating Centers. Prior to the acquisitions, the Operating Centers had a variety of sales strategies and methods. The Company has deployed a nationwide sales organization, which is more costly and may prove to be ineffective at increasing net revenues. There can be no assurance that the Company will be successful in completing the integration of any of the operations of the Operating Centers or, if completed, that such combined operations will demonstrate significant operating efficiencies. The failure of the Company to integrate the Operating Centers successfully could have a material adverse effect on the Company's business, financial condition, results of operations and prospects which could adversely impact the market for the Company's Common Stock. See "Business--Operating Strategy" and "Business--Billing and Management Information Systems."

  The acquisition agreements pursuant to which the Acquired Companies were acquired (except for the Oradell Center) limit until November 12, 1999 the Company's ability to change the location of an Acquired Company's facilities (except for the Montgomery Center), physically merge the Acquired Company's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Acquired Company. The acquisition agreement pursuant to which ABCC was acquired contains similar restrictions with respect to changes at ABCC. These restrictions are in effect until February 10, 2001, unless such restrictions are earlier waived by one of the former ABCC stockholders. Such limitations could restrict the Company's ability to integrate the operations of the Acquired Companies successfully and could limit the Company's ability to respond to competitive pressures on its labor costs and materially adversely affect the Company's growth plans. See "Business--Properties" and "Certain Relationships and Related Transactions--Organization of the Company."

  Pre-tax Losses. The Oradell Center incurred a pretax loss in 1997 of approximately $423,000 ($330,000 for the period from January 1, 1997 to the date of the Acquisition and $93,000 from the date of the Acquisition to December 31, 1997), excluding the non-recurring charge related to the fair value of purchased in-process research and development. Three of the Operating Centers--Montgomery, Oradell and Danbury--incurred pretax losses in 1996 of approximately $311,000, $73,000 and $72,000, respectively. Montgomery and Danbury incurred pretax losses in 1995 of approximately $371,000 and $28,000, respectively. There can be no assurance that such Operating Centers will achieve profitability going forward. The failure of such Operating Centers to achieve profitability will have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Substantial Leverage and Ability to Service Debt. The Company is highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. At December 31, 1998, the total indebtedness of the Company was approximately $75.7 million, net of unamortized original issue discount of $3.1 million. In October 1998, the Company closed a senior credit facility for a principal amount of up to $15.0 million (the "Senior Credit Facility"). As of December 31, 1998, the Company had approximately $5.0 million of borrowings outstanding under the Senior Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the Indenture and the Senior Credit Facility require the Company to meet certain financial tests, and other restrictions contained in the Indenture and the Senior Credit Facility limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic, industry and competitive conditions and (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

  Restrictions Imposed by Lenders. The Indenture and the Senior Credit Facility contain a number of covenants that restrict the ability of the Company to dispose of assets, merge or consolidate with another entity, incur additional indebtedness, create liens, make capital expenditures or other investments or acquisitions and otherwise restrict corporate activities. The ability of the Company to comply with such provisions may be affected by events that are beyond the Company's control. The breach of any of these covenants could result in a default under the Indenture or the Senior Credit Facility, which would permit the holders of the Senior Notes and/or the lender under the Senior Credit Facility to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest. If the Company were unable to repay its indebtedness to the lender under the Senior Credit Facility, such lender could proceed against any and all collateral securing such indebtedness. In addition, as a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. Any of such events could adversely impact the market for the Company's Senior Notes and Common Stock. See "Substantial Leverage and Ability to Service Debt."

  Competition. The conferencing services industry is highly competitive and subject to rapid change. The Company currently competes with the following categories of companies: (i) IXCs, such as AT&T, MCI, Sprint, Frontier and Cable & Wireless, (ii) independent LECs, such as GTE Corporation ("GTE") and Cincinnati Bell Inc. ("Cincinnati Bell"), and (iii) other private conference service bureaus ("PCSBs"). According to estimates from industry sources, the IXCs currently serve approximately 80% of the audio conferencing market. Under the Telecommunications Act of 1996, the RBOCs will also be allowed to provide long distance services upon the satisfaction of certain conditions, which the Company believes will lead to their entry into the conferencing market. If the Company is able to expand its video and Internet conferencing service offerings, it will encounter additional competition, not only from existing providers of audioconferencing, but also from competitors dedicated to video and/or Internet conferencing.

  Many of the Company's current and potential competitors have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company. As a result, competitors may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements, to initiate or withstand significant price decreases or to devote substantially greater resources than the Company in order to develop and promote new services. Because Multipoint Control Units ("MCUs"), the equipment commonly used to provide teleconferencing services, are not prohibitively expensive to purchase or maintain, companies previously not involved in teleconferencing could choose to enter the marketplace and compete with the Company. There can be no assurance that new competitors will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock.

  The Company derived approximately 10% of its 1998 consolidated net revenues from IXCs and LECs which outsource teleconferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the teleconferencing services currently provided by the Company and pursue such market actively and in direct competition with the Company. Moreover, the Company expects to derive a portion of its future revenues from RBOCs that enter the long distance market and outsource their teleconferencing services. There can be no assurance that the RBOCs will be able to enter the long distance market on a timely basis, if at all; that any RBOC entering the long distance market will offer teleconferencing services; or that any IXC, LEC or RBOC offering such services will outsource services or choose the Company as the provider of such outsourced teleconferencing services. The failure of any such event to occur could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock.

  Two of the Company's largest outsourcing customers have acquired or merged with competitors of the Company. Collectively, these customers accounted for approximately 12% of the Company's 1998 consolidated net revenues. Although one of these customers, representing approximately 9% of the Company's 1998 consolidated net revenues, has verbally informed the Company that it will honor its current outsourcing contract with the Company, which expires in August, 1999, there can be no assurance that such customer will continue to use the Company's services going forward. The second customer, representing approximately 3% of the Company's 1998 consolidated net revenues, has moved its conferencing business to a conferencing company it has recently acquired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Teleconferencing Insourcing. Many of the Company's current and prospective customers have sufficient resources to purchase the equipment and hire the personnel necessary to establish and maintain teleconferencing capabilities sufficient to meet their own respective teleconferencing needs. Moreover, technological improvements will further enhance the ability of these customers to establish internal teleconferencing facilities. There can be no assurance that any of the Company's customers will not establish internal teleconferencing facilities or expand existing facilities, then cease to use the Company's services. The loss of any one or more of such customers could cause a significant and immediate decline in net revenues, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. See "Business--Customers" and "Business-- Competition."

  Potential Acquisitions. One element of the Company's business strategy is to acquire additional group communications service businesses. However, the Company is aware of only a limited number of potential acquisition candidates. Certain of the Company's principal competitors have each recently acquired a PCSB, which may increase competition for the remaining acquisition opportunities in the teleconferencing industry. Continued consolidation in the industry, and the potential entry of RBOCs into the teleconferencing industry, may intensify such competition and increase the price which the Company would have to pay in connection with any future acquisitions. There can be no assurance that the Company will be able to manage additional businesses profitably or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems. The inability of the Company to implement its acquisition strategy successfully or the failure to integrate new businesses or operations into its current operations could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and "Business--Growth Strategy".

  Recent Entry into Video and Internet Conferencing Markets. The Company introduced its video conferencing services in 1996, and to date only one of the Operating Centers has invested in video conferencing MCUs or servers. Only two of the Operating Centers offered Internet conferencing services in 1998, and to date no material revenues have been generated from Internet conferencing services, since these services were first offered on a commercial basis in November, 1998. The Company has limited capacity and experience to handle video and Internet conferencing. Furthermore, few sales people, reservationists, operators and technical support people are trained in video and Internet conferencing. There can be no assurance that the Company will be able to obtain significant business from video and Internet conferencing services or, if obtained, that the Company has the ability to service such business. See "Business--The Company's Group Communications Services."

  Technological Considerations. The Company currently derives a substantial portion of its net revenues from the sale of audio teleconferencing services. If the manufacturers of private branch exchanges ("PBXs"), the equipment used by most businesses and institutions to handle their internal telephone requirements, develop improved, cost-effective PBX capabilities for handling teleconferencing calls with the quality and functionality of existing MCUs used in the teleconferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their teleconferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if internet technology can be modified to accommodate multipoint voice transmission with audio quality comparable to that of MCUs used in the teleconferencing business, the availability of such technology could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. See "Busines--Competition".

  Long Distance Services Contracts. A significant portion of the Company's direct costs are attributable to the purchase of local and long distance telephone services. It has been management's experience that the costs of long distance services have been decreasing over the past several years. If, however, the costs of long distance services increase over time, the Company's current purchasing strategy, which calls for shorter-term contracts, may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. In addition, if the Company experiences a shortfall in projected volume, it may be required to pay a penalty under one or more of its contracts. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Suppliers."

  Year 2000. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has prepared a Year 2000 readiness project plan. In connection with this plan, the Company has determined the Year 2000 readiness of all internal systems expected to be used beyond the year 1999. Based on its assessment to date, the Company believes that the Year 2000 issue will not have a significant impact on the operations or the financial results of the Company. However, many of the Company's suppliers and customers may be impacted by Year 2000 complications. The failure of the Company or its suppliers and customers to ensure that their systems are Year 2000 compliant could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Regulation. In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core conferencing services offered by the Company, various government agencies, such as the Federal Communications Commission (the "FCC"), have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services may have a direct impact on the cost of the Company's conferencing services. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the Company as a common carrier and regulate the prices, conditions or other aspects of the conferencing services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements. The Telecommunications Act of 1996 is being contested both administratively and in the courts, and opinions vary widely as to the effects and timing of various aspects of the law. There can be no assurances at this time that the Telecommunications Act of 1996 will create any opportunities for the Company, that local access services will be provided by the IXCs, or that the RBOCs will be able to offer long distance services including teleconferencing. The Telecommunications Act of 1996 has effected significant changes in the telecommunications industry and the Company is unable to predict the extent to which such changes or the implementation of the Telecommunications Act of 1996 by the FCC may ultimately affect its business. In addition, the Company is subject to laws and regulations that affect its ability to provide certain of its enhanced services, such as those relating to privacy and the recording of telephone calls. Changes in the current federal, state or local legislation or regulation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's Common Stock. Moreover, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries. See "Business--Regulation."

  Change of Control. In the event of a Change of Control (as defined in the Indenture and which includes the appointment, selection or election of John J. Hassett, a principal stockholder of the Company, as a Director or officer of the Company), the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount, as the case may be, of the Senior Notes plus any accrued and unpaid interest thereon, and Additional Interest (as defined in the Indenture), if any, to the date of repurchase. The exercise by the holders of the Senior Notes of their rights to require the Company to offer to purchase Senior Notes upon a Change of Control could also cause a default under other indebtedness of the Company, even if the Change of Control itself does not, because of the financial effect of such repurchase on the Company. There can be no assurance that in the event of a Change of Control, the Company will have, or will have access to, sufficient funds, or will be contractually permitted under the terms of outstanding indebtedness, to pay the required purchase price for any Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Potential Fluctuation in Quarterly Results. Quarterly net revenues are difficult to forecast because the market for the Company's services is competitive and subject to variation. In addition, the consolidation of the Operating Centers may result in unanticipated operational difficulties. The Company's expenses are based, in part, on its expectations as to future net revenues. If net revenues are below expectations, the Company may be unable or unwilling to reduce expenses, and the failure to do so may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance and could adversely impact the market for the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Effect of Certain Charter and By-Law Provisions and Anti-Takeover Provisions. The Company's Articles of Organization, its By-Laws and certain Massachusetts laws contain provisions that may discourage acquisition bids for the Company and that may reduce temporary fluctuations in the trading price of the Company's Common Stock which may be caused by accumulations of stock, thereby depriving stockholders of certain opportunities to sell their stock at temporarily higher prices. The Company's Articles of Organization provide for a classified Board of Directors, and that Directors may be removed by the stockholders only for cause. The Company's Articles of Organization also permit the issuance of 10,000,000 shares of Preferred Stock without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

  Absence of Dividends. The Company intends to retain future earnings, if any, for use in the development of its business and does not anticipate declaring or paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is restricted from paying dividends except in certain limited circumstances pursuant to the terms of the Indenture and the Senior Credit Facility. See "Market for Company's Common Equity and Related Stockholder Matters--Dividends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

  Not applicable.

Item 8.  Financial Statements and Supplementary Data.

  Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                        Page
                                                                       Numbers
                                                                       -------
UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation.................................................    41
Pro Forma Consolidated Balance Sheet at December 31, 1998.............    42
Pro Forma Consolidated Statement of Operations for the Year Ended
 December 31, 1998....................................................    43
Notes to Unaudited Pro Forma Consolidated Financial Statements........    44

HISTORICAL FINANCIAL STATEMENTS
VIALOG Corporation
Report of Management..................................................    48
Independent Auditors' Report..........................................    49
Consolidated Balance Sheets...........................................    50
Consolidated Statements of Operations.................................    51
Consolidated Statements of Stockholders' Equity (Deficit).............    52
Consolidated Statements of Cash Flows.................................    53
Notes to Consolidated Financial Statements............................    54

Telephone Business Meetings, Inc. ("Access") -- The Reston Center
Independent Auditors' Report..........................................    72
Balance Sheets........................................................    73
Statements of Operations..............................................    74
Statements of Stockholders' Equity....................................    75
Statements of Cash Flows..............................................    76
Notes to Financial Statements.........................................    77

Conference Source International, Inc. ("CSI") -- The Atlanta Center
Independent Auditors' Report..........................................    83
Balance Sheets........................................................    84
Statements of Operations..............................................    85
Statements of Stockholders' Equity....................................    86
Statements of Cash Flows..............................................    87
Notes to Financial Statements.........................................    88

A Business Conference Call, Inc. ("ABCC") -- The Chaska Center
Independent Auditors' Report..........................................    93
Balance Sheets........................................................    94
Statements of Income and Retained Earnings............................    95
Statements of Cash Flows..............................................    96
Notes to Financial Statements.........................................    97

                              VIALOG CORPORATION

             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                             BASIS OF PRESENTATION

  The following unaudited pro forma consolidated financial statements give effect to (i) the acquisitions by VIALOG Corporation on February 10, 1999 of all of the stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"), which will be accounted for using the purchase method of accounting, and (ii) the consummation of an initial public offering of common stock. The unaudited pro forma consolidated statement of operations gives effect to the acquisitions of ABCC, CPI and ABCI, and the consummation of the initial public offering as if they had occurred on January 1, 1998. The unaudited pro forma consolidated balance sheet gives effect to the acquisitions of ABCC, CPI and ABCI, and the consummation of the initial public offering as if they had occurred on December 31, 1998. The pro forma statements are based on the historical financial statements of VIALOG Corporation, ABCC, CPI and ABCI and the estimates and assumptions set forth below and in the notes to the unaudited pro forma consolidated financial statements.

  The pro forma adjustments are based upon estimates, currently available information and certain assumptions that management deems appropriate. The unaudited pro forma consolidated financial data presented herein are not necessarily indicative of the results the Company would have obtained had such events occurred on January 1, 1998, as assumed, or the future results of the Company. The unaudited pro forma consolidated financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.

                               VIALOG CORPORATION

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1998
                                 (In thousands)

                                                              Pro Forma
                          VIALOG                     ----------------------------    Offering        As
                          Corp.     ABCC  CPI   ABCI Adjustments (1) Consolidated Adjustment (1)  Adjusted
                         --------  ------ ----  ---- --------------- ------------ --------------  --------
         ASSETS
Current assets:
 Cash and cash
  equivalents........... $    232  $  153 $ 10  $ 12     $  (103)(a)   $    294      $33,015(e)   $  4,216
                                                             (10)(a)                 (29,093)(f)
 Accounts receivable,
  net...................    7,391     740  203   329         --           8,663          --          8,663
 Prepaid expenses.......      425     184  --    --          --             609          --            609
 Deferred offering
  costs.................      596     --   --    --          --             596         (596)(e)       --
 Other current assets...      165     --     2    29         --             196          --            196
                         --------  ------ ----  ----     -------       --------      -------      --------
   Total current
    assets..............    8,809   1,077  215   370        (113)        10,358        3,326        13,684
Property and equipment,
 net....................   11,987     864  382   471         --          13,704          --         13,704
Deferred debt issuance
 costs..................    5,429     --   --    --          --           5,429          --          5,429
Goodwill and intangible
 assets, net............   41,679     --   --    --       15,273(b)      69,234          --         69,234
                                                           6,185(c)
                                                           6,097(d)
Other assets............    1,362       3  --     75         --           1,440          --          1,440
                         --------  ------ ----  ----     -------       --------      -------      --------
   Total assets......... $ 69,266  $1,944 $597  $916     $27,442       $100,165      $ 3,326      $103,491
                         ========  ====== ====  ====     =======       ========      =======      ========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
        (DEFICIT)
Current liabilities:
 Revolving line of
  credit................ $  2,057  $  --  $--   $--      $   --        $  2,057      $   --       $  2,057
 Current portion of
  long-term debt........    1,465       6  145   318         --           1,934          --          1,934
 Accounts payable.......    3,064     152  164   102         --           3,482          --          3,482
 Pro forma considera-
  tion due
  stockholders..........      --      --   --    --       16,643(b)      29,093      (29,093)(f)       --
                                                           6,150(c)
                                                           6,300(d)
 Accrued interest
  expense...............    1,215     --    34   --          (34)(a)      1,215          --          1,215
 Accrued expenses and
  other
  liabilities...........    3,386     302    8   123         --           3,819          --          3,819
                         --------  ------ ----  ----     -------       --------      -------      --------
   Total current
    liabilities.........   11,187     460  351   543      29,059         41,600      (29,093)       12,507
Long-term debt, less
 current portion........   74,189      11  305    85         --          74,590         (305)(f)    74,285
Other long-term
 liabilities............      482     --   --     85         --             567          --            567
Commitments and
 contingencies..........
Stockholders' equity
 (deficit):
 Preferred stock........      --      --   --    --          --             --           --            --
 Common stock...........       37     --   --    --          --              37           46(e)         83
 Additional paid-in
  capital...............   11,854      10    1   --          (11)(a)     11,854       32,678(e)     44,532
 Retained earnings
  (deficit).............  (28,483)  1,463  (60)  203      (1,503)(a)    (28,483)         --        (28,483)
                                                            (103)(a)
                         --------  ------ ----  ----     -------       --------      -------      --------
   Total stockholders'
    equity
    (deficit)...........  (16,592)  1,473  (59)  203     (1,617)        (16,592)      32,724        16,132
                         --------  ------ ----  ----     -------       --------      -------      --------
   Total liabilities and
    stockholders' equity
    (deficit)........... $ 69,266  $1,944 $597  $916     $27,442       $100,165      $ 3,326      $103,491
                         ========  ====== ====  ====     =======       ========      =======      ========

--------
(1) See Note 3 to unaudited pro forma consolidated financial statements.

                               VIALOG CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands, except share and per share data)

                      For the Year Ended December 31, 1998

                                                                       Pro Forma
                            VIALOG                           ------------------------------
                            Corp.      ABCC   CPI     ABCI   Adjustments(1) Consolidated(1)
                          ----------  ------ ------  ------  -------------- ---------------
Net revenues............  $   46,820  $7,485 $2,522  $2,992      $  --        $   59,819
Cost of revenues,
 excluding
 depreciation...........      24,321   2,379  1,292   1,024         --            29,016
Selling, general and
 administrative
 expense................      15,196   1,816    990   1,322        (460)(a)       18,864
Depreciation expense....       2,835     154    180     206         --             3,375
Amortization of goodwill
 and intangibles........       2,490     --     --      --        1,383 (b)        3,873
Non-recurring charge....       1,200     --     --      --          --             1,200
                          ----------  ------ ------  ------      ------       ----------
 Operating (loss)
  income................         778   3,136     60     440        (923)           3,491
Interest expense, net...     (12,629)      9    (36)   (109)        --           (12,765)
                          ----------  ------ ------  ------      ------       ----------
 Loss before income tax
  expense...............     (11,851)  3,145     24     331        (923)          (9,274)
Income tax expense......         (26)    --     --     (125)        125 (c)          (26)
                          ----------  ------ ------  ------      ------       ----------
 Net loss...............  $  (11,877) $3,145 $   24  $  206      $ (798)      $   (9,300)
                          ==========  ====== ======  ======      ======       ==========
Net loss per share--
 basic and diluted......  $    (3.27)                                         $    (1.13)(d)
                          ==========                                          ==========
Weighted average shares
 outstanding............   3,632,311                                           8,232,311 (d)
                          ==========                                          ==========

--------
(1) See Note 4 to unaudited pro forma consolidated financial statements.

                              VIALOG CORPORATION

        NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(1) VIALOG CORPORATION BACKGROUND

  VIALOG Corporation was formed on January 1, 1996 to create a national independent provider of conferencing services, consisting primarily of operator-assisted and operator-on-demand audioconferencing, as well as video and Internet conferencing services. On February 10, 1999, VIALOG Corporation completed an initial public offering of its common stock and on that date consummated agreements to acquire three private conference service bureaus.

(2) ACQUISITIONS

  Concurrent with the closing of the initial public offering, VIALOG Corporation acquired all of the issued and outstanding stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI") and A Better Conference, Inc. ("ABCI"). The acquisitions will be accounted for using the purchase method of accounting.

  The following table sets forth for each acquired company the consideration paid its common stockholders.

                                                                     Cash(1)
                                                                  (in thousands)
                                                                  --------------
      ABCC.......................................................    $16,226
      CPI........................................................      6,000
      ABCI.......................................................      6,200
                                                                     -------
      Total Consideration........................................    $28,426
                                                                     =======

--------
     (1) Excludes tax reimbursements of approximately $267,000 to certain stockholders of certain of the acquired companies.

  The total purchase price of the acquired companies is estimated to be $29.1 million and consists of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $400,000 of acquisition costs and approximately $267,000 related to tax reimbursements. Of the estimated purchase price, $1.5 million has been allocated to the identifiable assets acquired and liabilities assumed and the balance (currently estimated at $27.6 million) has been allocated to intangible assets. In management's opinion, the preliminary estimates regarding allocation of the purchase price are not expected to differ materially from the final adjustments.

                              VIALOG CORPORATION

(3) UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET ADJUSTMENTS

  (a) Represents a capital distribution to ABCC shareholders, an interest distribution to the CPI shareholder, and elimination of historical equity balances of ABCC, CPI and ABCI.

  (b) The excess of the total purchase price for ABCC over the allocation of fair value to the net assets will be recorded as intangible assets, which is calculated based on the following assumptions:

   Purchase consideration.............................................. $16,226
   Tax reimbursements to stockholders of ABCC..........................     217
   Direct acquisition costs............................................     200
                                                                        -------
     Total purchase price..............................................  16,643
   Less: Tangible assets and liabilities of ABCC
     Accounts receivable...............................................     740
     Property and equipment............................................     864
     Other assets......................................................     237
     Accounts payable..................................................    (152)
     Accrued expenses..................................................    (302)
     Other liabilities.................................................     (17)
                                                                        -------
       Intangible assets............................................... $15,273
                                                                        =======

  Intangible assets are expected to include goodwill, developed technology and assembled workforce, which will be amortized on a straight-line basis over their useful lives. The useful lives that are currently being used by the Company relating to intangible assets for similar acquisitions made by the Company are 6 years for developed technology, 13 years for assembled workforce and 20 years for goodwill. For purposes of determining the amortization of goodwill and intangible assets, the Company has used a range of useful lives of 5 to 25 years, which includes the full range of lives currently being used by the Company for similar intangible assets. The Company expects to complete a full valuation of the tangible and intangible assets. In management's opinion, the preliminary estimates regarding allocation of the purchase price and amortization periods are not expected to differ materially from the final allocation.

  (c) The excess of the total purchase price for CPI over the allocation of fair value to the net assets will be recorded as intangible assets, which is calculated based on the following assumptions:

   Purchase consideration............................................... $6,000
   Tax reimbursements to stockholder....................................     50
   Direct acquisition costs.............................................    100
                                                                         ------
     Total purchase price...............................................  6,150
   Less: Tangible assets and liabilities
     Accounts receivable................................................    205
     Property and equipment.............................................    382
     Accounts payable...................................................   (164)
     Other liabilities..................................................   (458)
                                                                         ------
       Intangible assets................................................ $6,185
                                                                         ======

  Intangible assets are expected to include goodwill, developed technology and assembled workforce, which will be amortized on a straight-line basis over their useful lives. The useful lives that are currently being used by

                              VIALOG CORPORATION
the Company relating to intangible assets for similar acquisitions made by the Company are 6 years for developed technology, 13 years for assembled workforce and 20 years for goodwill. For purposes of determining the amortization of goodwill and intangible assets, the Company has used a range of useful lives of 5 to 25 years, which includes the full range of lives currently being used by the Company for similar intangible assets. The Company expects to complete a full valuation of the tangible and intangible assets. In management's opinion, the preliminary estimates regarding allocation of the purchase price and amortization periods are not expected to differ materially from the final allocation.

  (d) The excess of the total purchase price for ABCI over the allocation of fair value to the net assets will be recorded as intangible assets, which is calculated based on the following assumptions:

   Purchase consideration............................................... $6,200
   Direct acquisition costs.............................................    100
                                                                         ------
       Total purchase price.............................................  6,300
   Less: Tangible assets and liabilities
     Accounts receivable................................................    329
     Property and equipment.............................................    471
     Other assets.......................................................    116
     Accounts payable...................................................   (102)
     Accrued expenses...................................................   (123)
     Debt and other liabilities.........................................   (488)
                                                                         ------
       Intangible assets................................................ $6,097
                                                                         ======

  Intangible assets are expected to include goodwill, developed technology and assembled workforce, which will be amortized on a straight-line basis over their useful lives. The useful lives that are currently being used by the Company relating to intangible assets for similar acquisitions made by the Company are 6 years for developed technology, 13 years for assembled workforce and 20 years for goodwill. For purposes of determining the amortization of goodwill and intangible assets, the Company has used a range of useful lives of 5 to 25 years, which includes the full range of lives currently being used by the Company for similar intangible assets. The Company expects to complete a full valuation of the tangible and intangible assets. In management's opinion the preliminary estimates regarding allocation of the purchase price and amortization periods are not expected to differ materially from the final allocation.

  (e) Records the cash proceeds of $32.7 million from the issuance of shares of common stock, net of the underwriting discount of $2.6 million, estimated offering costs of $1.5 million ($596,000 of such offering costs have been paid) and the repayment of debt totaling $305,000. Offering costs primarily consist of legal fees, accounting fees, underwriters' out-of-pocket expenses and printing expenses.

  (f) Represents payment of purchase price to former stockholders of ABCC, CPI and ABCI and payment of indebtedness to the former stockholder of CPI.

(4) UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS

  (a) As a condition to closing the acquisitions, certain officers and employees agreed to accept reduced compensation and benefits subsequent to the acquisitions. The adjustment reflects the difference between the historical compensation and benefits of officers and employees of ABCC, CPI and ABCI and the compensation and benefits they agreed to accept subsequent to the acquisitions.

                              VIALOG CORPORATION

  (b) Adjustment reflects the amortization of goodwill and intangible assets, which are amortized over periods ranging from 5 to 25 years. See Notes (3)
(b), (c) and (d).

  (c) The pro forma income tax provision has been calculated as if each of ABCC, CPI and ABCI had been included in the Company's consolidated income tax return and, therefore, was subject to corporate income taxation.

  (d) The pro forma loss per share is computed by dividing the net loss by the weighted average number of shares outstanding. The calculation of the weighted average number of shares outstanding assumes that the 4,600,000 shares of the Company's common stock issued in connection with the initial public offering were outstanding for the entire period.

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

  The Company's accompanying consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants, whose audit was made in accordance with generally accepted auditing standards. Management has made available to KPMG Peat Marwick LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG Peat Marwick LLP during its audit were valid and appropriate. The Report of Independent Auditors appears below.

Glenn D. Bolduc                           John J. Dion
Chief Executive Officer                   Vice President--Finance and
and President                              Treasurer

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
VIALOG Corporation:

  We have audited the accompanying consolidated balance sheets of VIALOG Corporation and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIALOG Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
February 10, 1999

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (In Thousands, Except Share and Per Share Data)

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  9,567     $    232
  Accounts receivable, net of allowance for doubtful
   accounts of $32 and $164, respectively............      5,686        7,391
  Prepaid expenses...................................        156          425
  Deferred offering costs............................        --           596
  Other current assets...............................        101          165
                                                        --------     --------
    Total current assets.............................     15,510        8,809
Property and equipment, net..........................      7,544       11,987
Deferred debt issuance costs.........................      7,324        5,429
Goodwill and intangible assets, net..................     44,391       41,679
Other assets.........................................        314        1,362
                                                        --------     --------
    Total assets.....................................   $ 75,083     $ 69,266
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving line of credit...........................   $    --      $  2,057
  Current portion of long-term debt..................        397        1,465
  Accounts payable...................................      2,129        3,064
  Accrued interest expense...........................      1,310        1,215
  Accrued expenses and other liabilities.............      4,415        3,386
                                                        --------     --------
    Total current liabilities........................      8,251       11,187
Long-term debt, less current portion.................     71,539       74,189
Other long-term liabilities..........................        175          482
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding...........        --           --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; 3,486,380 and 3,693,672 shares,
   respectively, issued and outstanding..............         35           37
  Additional paid-in capital.........................     11,689       11,854
  Accumulated deficit................................    (16,606)     (28,483)
                                                        --------     --------
    Total stockholders' deficit......................     (4,882)     (16,592)
                                                        --------     --------
    Total liabilities and stockholders' deficit......   $ 75,083     $ 69,266
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (In Thousands, Except Share and Per Share Data)

                                                 Year Ended December 31,
                                              -------------------------------
                                                1996       1997       1998
                                              ---------  ---------  ---------
Net revenues................................. $     --   $   4,816  $  46,820
Cost of revenues, excluding depreciation.....       --       2,492     24,321
Selling, general and administrative
 expenses....................................     1,308      7,178     15,196
Depreciation expense.........................       --         273      2,835
Amortization of goodwill and intangibles.....       --         306      2,490
Non-recurring charge.........................       --       8,000      1,200
                                              ---------  ---------  ---------
  Operating income (loss)....................    (1,308)   (13,433)       778
Interest income (expense) net................         1     (1,866)   (12,629)
                                              ---------  ---------  ---------
  Loss before income tax expense.............    (1,307)   (15,299)   (11,851)
Income tax benefit (expense).................       522       (522)       (26)
                                              ---------  ---------  ---------
  Net loss................................... $    (785) $ (15,821) $ (11,877)
                                              =========  =========  =========
Net loss per share--basic and diluted........ $   (0.38) $   (5.48) $   (3.27)
                                              =========  =========  =========
Weighted average shares outstanding.......... 2,088,146  2,889,005  3,632,311
                                              =========  =========  =========



          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                                                                          Total
                             Common Stock      Additional             Stockholders'
                          --------------------  Paid-in   Accumulated    Equity
                           Shares    Par Value  Capital     Deficit     (Deficit)
                          ---------  --------- ---------- ----------- -------------
Initial investment at
 incorporation on
 January 1, 1996........  1,332,800     $14     $    (7)   $    --      $      7
Additional shares issued
 in connection with
 initial
 capitalization.........    360,000       4          21         --            25
Issuance of common
 stock:
  Contribution of common
   stock to capital.....   (250,000)     (2)          2         --           --
  Outsiders by private
   placement dated May
   8, 1996..............    378,000       4         101         --           105
  Outsiders by private
   placement dated
   October 22, 1996.....    380,000       4         756         --           760
  Employees in lieu of
   payment for
   services.............    242,500       2          91         --            93
  Consultants in lieu of
   payment for
   services.............    177,000       2          28         --            30
  Options exercised.....     75,000     --            2         --             2
Options granted to
 consultants............        --      --           50         --            50
Net loss................        --      --          --         (785)        (785)
                          ---------     ---     -------    --------     --------
Balance at December 31,
 1996...................  2,695,300      28       1,044        (785)         287
Options exercised.......    104,000     --            2         --             2
Conversion of 10%
 Subordinated
 Convertible Notes
 Payable................    127,750       1         254         --           255
Issuance of common stock
 in connection with
 acquisitions...........    559,330       6       3,211         --         3,217
Warrants related to 8%
 Notes Payable dated
 February 24, 1997......        --      --          129         --           129
Warrants related to 12
 3/4% Senior Notes
 Payable dated November
 12, 1997...............        --      --        6,091         --         6,091
Options granted to
 consultants............        --      --          180         --           180
Options granted to
 employees..............        --      --          778         --           778
Net loss................        --      --          --      (15,821)     (15,821)
                          ---------     ---     -------    --------     --------
Balance at December 31,
 1997...................  3,486,380      35      11,689     (16,606)      (4,882)
Options exercised.......    204,792       2         104         --           106
Options granted to
 employees..............        --      --           47         --            47
Issuance of common stock
 to consultant in lieu
 of payment for
 services...............      2,500     --           14         --            14
Net loss................        --      --          --      (11,877)     (11,877)
                          ---------     ---     -------    --------     --------
Balance at December 31,
 1998...................  3,693,672     $37     $11,854    $(28,483)    $(16,592)
                          =========     ===     =======    ========     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year Ended December 31,
                                                      -------------------------
                                                      1996     1997      1998
                                                      -----  --------  --------
Cash flows from operating activities:
 Net loss............................................ $(785) $(15,821) $(11,877)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation......................................   --        273     2,835
   Amortization of goodwill and intangibles..........   --        306     2,490
   Amortization of debt issuance costs and debt
    discount.........................................   --        545     2,994
   Provision for doubtful accounts...................   --         32       216
   Deferred income taxes.............................  (522)      522       --
   Write-off of deferred offering costs..............   --        377       --
   Compensation expense for issuance of common stock
    and options......................................   173       958        47
   Non-cash portion of non-recurring charges.........   --      8,000       292
 Changes in operating assets and liabilities, net of
  effects from acquisitions of businesses:
   Accounts receivable...............................   --       (576)   (1,921)
   Prepaid expenses and other current assets.........   (13)      (68)     (333)
   Other assets......................................    (7)      (64)     (293)
   Accounts payable..................................   313      (351)      949
   Accrued expenses..................................   663     1,716    (1,124)
   Other long-term liabilities.......................   --          3       307
                                                      -----  --------  --------
   Cash flows used in operating activities...........  (178)   (4,148)   (5,346)
                                                      -----  --------  --------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired....   --    (53,308)      --
 Additions to property and equipment.................    (7)     (454)   (7,355)
 Deferred acquisition costs..........................   --        --       (493)
                                                      -----  --------  --------
   Cash flows used in investing activities...........    (7)  (53,762)   (7,848)
                                                      -----  --------  --------
Cash flows from financing activities:
 Advances on line of credit, net.....................   --        --      2,057
 Proceeds from issuance of long-term debt and
  warrants...........................................   --     75,755     3,306
 Payments of long-term debt..........................   --     (2,772)     (676)
 Proceeds from issuance of common stock..............   899         2       106
 Deferred offering costs.............................  (377)      --       (596)
 Deferred debt issuance costs........................   --     (5,845)     (266)
                                                      -----  --------  --------
   Cash flows provided by financing activities.......   522    67,140     3,931
                                                      -----  --------  --------
Net increase (decrease) in cash and cash
 equivalents.........................................   337     9,230    (9,335)
Cash and cash equivalents at beginning of period.....   --        337     9,567
                                                      -----  --------  --------
Cash and cash equivalents at end of period........... $ 337  $  9,567  $    232
                                                      =====  ========  ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest.......................................... $ --   $     72  $  9,917
                                                      =====  ========  ========
   Taxes............................................. $ --   $      1  $      8
                                                      =====  ========  ========
Non-cash investing and financing transactions:
 Conversion of 10% Subordinated Convertible Notes
  Payable............................................ $ --   $    256  $    --
                                                      =====  ========  ========
 Issuance of common stock in connection with
  acquisitions....................................... $ --   $  3,217  $    --
                                                      =====  ========  ========
 Issuance of warrants to the initial purchaser of
  the Senior Notes and included in deferred debt
  issuance costs..................................... $ --   $  1,740  $    --
                                                      =====  ========  ========
Acquisitions of businesses:
   Assets acquired................................... $ --   $ 66,523  $    --
   Liabilities assumed and issued....................   --     (9,096)      --
   Common stock issued...............................   --     (3,217)      --
                                                      -----  --------  --------
   Cash paid.........................................   --     54,210       --
   Less cash acquired................................   --       (902)      --
                                                      -----  --------  --------
     Net cash paid for acquisitions of businesses.... $ --   $ 53,308  $    --
                                                      =====  ========  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                              1996, 1997 AND 1998
            (Amounts in Thousands, Except Share and Per Share Data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  VIALOG Corporation ("VIALOG") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to VIALOG Corporation. For purposes of these Notes to Consolidated Financial Statements, "VIALOG" means VIALOG Corporation on a stand alone basis prior to November 12, 1997 and VIALOG Corporation and its consolidated subsidiaries on and after November 12, 1997. VIALOG was formed to create a national provider of conferencing services, consisting primarily of operator-attended and operator-on-demand audioconferencing, as well as video and Internet conference services. On November 12, 1997, VIALOG closed a private placement of $75.0 million in Senior Notes due 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, VIALOG acquired six private conference service bureaus located in the United States (See Note 2 "Acquisitions").

  Prior to November 12, 1997, VIALOG did not conduct any operations, and all activities conducted by it related to the acquisitions and the completion of financing transactions to fund the acquisitions.

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

  VIALOG capitalizes costs related to software obtained for internal use. These costs are included in computer equipment and amortized accordingly. During 1996, 1997 and 1998, these costs were not significant.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


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

 (h) Research and Development

  VIALOG maintains technical support and engineering departments that, in part, develop features and products for group communications. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", VIALOG charges to expense when incurred (included in cost of revenues) that portion of the department costs which relate to research and development activities. Prior to the acquisition of the businesses described in Note 2 "Acquisitions", VIALOG did not conduct any research and development activities. Research and development costs for the period ended December 31, 1997 reflect the activities of the acquired businesses from November 12, 1997 through December 31, 1997 and were not significant. Research and development costs for the year ended December 31, 1998 were approximately $961,000.

 (i) Stock-Based Compensation

  Effective January 1, 1996, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". VIALOG has elected to continue to account for stock options at intrinsic value under Accounting Principles Board Opinion No. 25 with disclosure of the effects of fair value accounting on net income on a pro forma basis (See Note 14 "Employee Benefit Plans").

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

 (k) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  VIALOG adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)

that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on VIALOG's financial position, results of operations, or liquidity.

 (l) Loss Per Share

  In 1997, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. As VIALOG has been in a net loss position for the years ended December 31, 1996, 1997 and 1998, common stock equivalents of 249,813, 896,900 and 1,994,209 for the years ended December 31, 1996, 1997 and 1998, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

 (m) Reporting Comprehensive Income

  In 1998, VIALOG adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. Because VIALOG historically has not experienced transactions which would be included in comprehensive income, the adoption of SFAS No. 130 did not impact VIALOG's consolidated financial statements and no additional disclosures are required.

(2) ACQUISITIONS

  On November 12, 1997, VIALOG acquired all of the issued and outstanding stock of Telephone Business Meetings, Inc. ("Access"), Conference Source International, Inc. ("CSI"), Kendall Square Teleconferencing, Inc. ("TCC"), American Conferencing Company, Inc. ("Americo") and Communication Development Corporation ("CDC"), and substantially all of the net assets of Call Points, Inc. ("Call Points") (together, the "Acquired Companies"). These acquisitions occurred contemporaneously with the closing of the Private Placement of a total of $75.0 million in Senior Notes due 2001 (See Note 8 "Long-Term Debt"). The acquisitions were accounted for using the purchase method.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


  The total purchase price of the Acquired Companies was $57.6 million and consisted of approximately $53.0 million in cash paid to the stockholders of the Acquired Companies (the "Sellers"), $500,000 of acquisition costs, the issuance of 559,330 shares of common stock to the Sellers and approximately $925,000 related to tax reimbursements. The shares of common stock were valued at $5.75 per share which represents the estimated fair market value based on arms-length negotiations with the former stockholders of the Acquired Companies. The total purchase price was allocated as follows (in thousands):

     Working capital deficit.......................................... $  (618)
     Property and equipment, net......................................   7,356
     Goodwill and intangible assets...................................  44,697
     Purchased in-process research and development....................   8,000
     Other assets.....................................................     200
     Long-term liabilities............................................  (2,014)
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

  In connection with the acquisitions, VIALOG recorded a non-recurring charge of $8.0 million related to the fair value of purchased in-process research and development. The $8.0 million write-off of purchased research and development noted above represents the amount of the purchase price of the acquisitions allocated to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. The acquired in-process research and development represents engineering and test activities associated with the introduction of new enhanced services and information systems. The Acquired Companies are working on projects that are essential to offering high quality, secure and reliable products including unattended audioconferencing, video and Internet conferencing, integrated voice response and broadcast fax services. Since these had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the date of the acquisition.

  The operating results of the Acquired Companies have been included in the Consolidated Statements of Operations from the date of acquisition. The unaudited pro forma consolidated historical results for the years ended December 31, 1996 and 1997 below assume the acquisitions occurred at the beginning of fiscal 1996:

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)

acquisitions. The pro forma results do not include the write-off of in-process research and development expenses at the date of acquisition. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

  The acquisition agreements, pursuant to which the Acquired Companies were acquired, except for Americo, limit through 1999 the Company's ability to change the location of an Acquired Company's facilities, physically merge the Acquired Company's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Acquired Company. Based on the term of these limitations and since the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity.

(3) CASH, CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

  VIALOG classifies all investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. VIALOG's policy is to invest cash primarily in income producing short-term instruments and to keep uninvested cash balances at minimum levels.

  VIALOG's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair value of the Company's long-term debt at December 31, 1998 is based on quoted market values. The fair value of long-term debt was not materially different from its carrying amount.

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

                                       Balance                Net
                                         at     Provision  Deductions  Balance
                                      Beginning Charged to    From     at End
                                      of Period Operations Allowance  of Period
                                      --------- ---------- ---------- ---------
                                                   (In Thousands)
Year Ended December 31, 1998.........   $ 32       $216       $(84)     $164
Year Ended December 31, 1997.........   $ --       $ 32       $ --      $ 32
Year Ended December 31, 1996.........   $ --       $ --       $ --      $ --

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


(5) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                               December 31,
                                                            --------------------
                                                             1997    1998
                                                            ------  -------
Office furniture and equipment............................. $  869  $ 1,392
Conferencing equipment.....................................  5,163    9,926
Computer equipment.........................................    697    2,672
Capitalized lease equipment................................    898      747
Leasehold improvements.....................................    190      343
                                                            ------  -------
                                                             7,817   15,080
Less: accumulated depreciation.............................   (273)  (3,093)
                                                            ------  -------
                                                            $7,544  $11,987
                                                            ======  =======

(6) GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:

                                                              December 31,
                                                           ---------------------
                                                            1997     1998
                                                           -------  -------
Goodwill.................................................. $41,457  $41,457
Developed technology......................................   1,930    1,930
Assembled workforce.......................................   1,310    1,088
                                                           -------  -------
                                                            44,697   44,475
Less: accumulated amortization............................    (306)  (2,796)
                                                           -------  -------
                                                           $44,391  $41,679
                                                           =======  =======

(7) REVOLVING LINE OF CREDIT

  On October 6, 1998, VIALOG executed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Acquired Companies and the assets of VIALOG Corporation, excluding the ownership interest in each of the Acquired Companies. VIALOG is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. VIALOG is in compliance with all covenants contained in the Credit Facility at December 31, 1998.

  The average amount of short-term borrowings outstanding during 1998 was approximately $2.1 million with a maximum outstanding of approximately $2.7 million. The weighted average interest rate on December 31, 1998 and for the year then ended was 7.98%.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


(8) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                               December 31,
                                                            -------------------
                                                             1997    1998
                                                            ------- -------
                                                              (In thousands)
12 3/4% Senior Notes Payable, due 2001, net of unamortized
 discount of $4,203 and $3,115, respectively .............  $70,797 $71,885
Term loans................................................      --    3,030
Capitalized lease obligations.............................    1,044     669
Other long-term debt......................................       95      70
                                                            ------- -------
Total long-term debt......................................   71,936  75,654
Less current portion......................................      397   1,465
                                                            ------- -------
Total long-term debt, less current portion................  $71,539 $74,189
                                                            ======= =======

Notes Payable

  On February 24, 1997, VIALOG issued $500,000 of 8% promissory notes due on the earlier of (a) ten days following the closing of an initial public offering or (b) one year from their issue date. Warrants to purchase 111,118 common shares at an exercise price of $4.50 were issued in conjunction with the promissory notes. The value of the warrants was determined using the minimum value method. The value of the warrants at the date of issuance totaled $129,000 and was amortized as interest expense. The warrants may be exercised between November, 1997 and February, 1999. In November, 1997, the promissory notes were repaid, including accrued interest, from the proceeds of the Private Placement, which was completed on November 12, 1997. In conjunction with the Private Placement, the warrants issued to the note holders were increased to a total of 153,378 in accordance with anti-dilution provisions contained in the promissory notes.

Convertible Bridge Facility

  In October, 1997, VIALOG completed a private placement to certain of its existing investors of $255,500 of 10% subordinated convertible promissory notes due on the earlier of (a) five days after the closing of a sale of VIALOG's equity securities or debt securities for an aggregate price of $50.0 million or more, or (b) January 1, 1998. The notes were convertible at the option of the holders at any time prior to and including the due date into such number of shares of VIALOG's common stock as determined by dividing the aggregate unpaid principal amount of the notes by the conversion price of $2.00 per share, subject to adjustment pursuant to the terms of the notes. The conversion price of $2.00 per share was equal to the estimated fair market value of VIALOG's common stock on the date of issuance. In November, 1997, the notes were converted into 127,750 shares of VIALOG's common stock.

Senior Notes Payable

  On November 12, 1997, VIALOG completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Acquired Companies (see Note 18) and mature on November 15, 2001 and are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to VIALOG at any time on or prior to November 15, 1999 at certain premiums, as specified in the indenture pursuant to which the Senior Notes were issued (the

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)

"Indenture"). In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of VIALOG to purchase, redeem or otherwise acquire or retire any VIALOG common stock or warrants, rights or options to acquire VIALOG common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates,
(iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require VIALOG to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. The Company is in compliance with all covenants contained in the Indenture at December 31, 1998. Warrants to purchase 1,059,303 common shares at an exercise price of $.01 per share were issued in conjunction with the Senior Notes. Of the total issued, 756,645 warrants were attached to the Senior Notes and 302,658 were issued to Jefferies and Company, Inc., the initial purchaser of the Senior Notes, as part of its compensation for services rendered in connection with such offering. The value of the warrants attached to the Senior Notes was $4.4 million and was recorded as debt discount and additional paid-in capital. The value of the warrants issued, which represented additional consideration to the initial purchaser of the Senior Notes, was $1.7 million and was recorded as deferred debt issuance costs. In addition, the Company incurred commissions of $3.8 million and legal and other costs of $2.1 million. The deferred debt issuance costs are being amortized over the life of the Senior Notes. The warrants may be exercised between November, 1997 and November, 2001. The proceeds from the Senior Notes were used to complete the acquisitions (see Note 2 "Acquisitions"), repay outstanding indebtedness and fund working capital requirements. On February 12, 1998, VIALOG offered to exchange (the "Exchange Offer") Senior Notes, Series B for Senior Notes, Series A. The form and terms of the Senior Notes, Series B are identical in all material respects to the form and terms of the Senior Notes, Series A except for certain transfer restrictions and registration rights relating to the Senior Notes, Series A. The Exchange Offer terminated on March 26, 1998 with all of the Senior Notes, Series A being exchanged by investors for Senior Notes, Series B.

Interest Income (Expense), Net

  Interest income (expense), net consists of the following:

                                                     Year Ended December 31,
                                                     -------------------------
                                                     1996    1997      1998
                                                     --------------  ---------
                                                          (In thousands)
   Interest income.................................. $  1  $     56  $     233
   Interest expense.................................  --     (1,922)   (12,862)
                                                     ----  --------  ---------
     Interest income (expense), net................. $  1  $ (1,866) $ (12,629)
                                                     ====  ========  =========

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


(9) ACCRUED EXPENSES

  Accrued expenses consist primarily of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
   Accrued interest.............................................. $1,310 $1,215
   Accrued payroll and related costs.............................  1,119    692
   Accrued acquisition and financing related costs...............  1,550  1,122
   Accrued other.................................................  1,746  1,572
                                                                  ------ ------
                                                                  $5,725 $4,601
                                                                  ====== ======

(10) COMMITMENTS AND CONTINGENCIES

  VIALOG conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through May, 2008. Certain long-term capital leases have been included in Property and Equipment and Long-Term Debt in the accompanying consolidated balance sheets.

  Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

   Year Ending December 31,                    Capital Leases Operating Leases
   ------------------------                    -------------- ----------------
                                                       (in thousands)
   1999.......................................      $430           $1,170
   2000.......................................       236            1,199
   2001.......................................        92            1,054
   2002.......................................         1            1,127
   2003.......................................       --             1,137
   Thereafter.................................       --             1,469
                                                    ----           ------
   Total minimum lease payments...............       759           $7,156
                                                                   ======
   Less: Amount representing interest on
    capital leases............................        90
                                                    ----
   Present value of minimum lease payments at
    December 31, 1998.........................      $669
                                                    ====

  Total operating lease rental expense for VIALOG for the years ended December 31, 1996, 1997 and 1998 were $0, $198,000 and $1.5 million, respectively.

(11) NON-RECURRING CHARGE

  The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. The consolidation plan calls for the Atlanta Center to remain staffed through the early part of the first quarter of 1999, after which time the Atlanta facility will be vacated and its traffic managed by operators in the Montgomery Center as well as other Operating Centers. The Company anticipates relocating its Montgomery Center into a new leased facility by March, 1999. The non-recurring charge includes (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta Center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery Centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta Center. Approximately $324,000 had been paid as of December 31, 1998.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


(12) PROVISION FOR INCOME TAXES

  Income tax (expense) benefit for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                                         Current Deferred Total
                                                         ------- -------- -----
                                                             (In thousands)
December 31, 1996:
  Federal...............................................  $ --    $ 398   $ 398
  State.................................................    --      124     124
                                                          -----   -----   -----
                                                          $ --    $ 522   $ 522
                                                          =====   =====   =====
December 31, 1997:
  Federal...............................................  $ --    $(398)  $(398)
  State.................................................    --     (124)   (124)
                                                          -----   -----   -----
                                                          $ --    $(522)  $(522)
                                                          =====   =====   =====
December 31, 1998:
  Federal...............................................  $ --    $ --    $ --
  State.................................................   (125)     99     (26)
                                                          -----   -----   -----
                                                          $(125)  $  99   $ (26)
                                                          =====   =====   =====

  Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                    Year Ended December 31,
                                                    -------------------------
                                                    1996     1997      1998
                                                    ---------------  --------
Computed "expected" tax benefit.................... $ 445  $  5,202  $  4,029
State and local income taxes, net of federal tax
 benefit...........................................    82       918       754
Nondeductible amounts and other differences........    (5)     (167)     (186)
Change in valuation allowance for deferred taxes
 allocated to income tax expense...................   --     (6,469)   (4,772)
Other..............................................   --         (6)      149
                                                    -----  --------  --------
  Tax benefit (expense)............................ $ 522  $   (522) $    (26)
                                                    =====  ========  ========

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


  The tax effects of temporary differences that give rise to significant portion of deferred tax assets and liabilities are presented below:

                                                     Year Ended December 31,
                                                    --------------------------
                                                     1996    1997      1998
                                                    ---------------  ---------
                                                         (In thousands)
Deferred tax asset:
  Organizational expenditures and start-up costs... $  522 $  2,029      1,795
  Accrual to cash accounting adjustment............    --      (162)      (126)
  Purchased in-process research and development
   amortized for tax purposes over 15 years........    --     3,040      3,031
  Net operating loss carry forwards................    --     1,563      6,198
  Capital loss and charitable contribution carry
   forwards........................................    --         2          3
  Property and equipment...........................    --       (92)      (441)
  Bad debts........................................    --        24         66
  Original issue discount amortization.............    --        13         96
  Non-recurring charge.............................    --       --         246
  Deferred compensation............................    --       --         409
  Other............................................    --        52         63
  Valuation allowance..............................    --    (6,469)   (11,241)
                                                    ------ --------  ---------
    Net deferred tax asset......................... $  522 $    --   $      99
                                                    ====== ========  =========

  VIALOG had net operating loss carryforwards of $0, $3.9 million and $13.1 million at December 31, 1996, 1997 and 1998, respectively, of which $3.9 million expires in 2013 and $13.1 million expires in 2018. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

  In assessing the realizability of deferred tax assets, VIALOG considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and are recognized subsequent to the Acquisitions will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 1998, $144,000 of the Company's net operating loss carryforward deferred tax asset of $6.2 million pertains to the Acquired Companies and $2,000 of the Company's $3,000 capital loss and charitable contribution carryforward deferred tax asset pertains to the Acquired Companies, the future benefit of which will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions prior to reducing the Company's income tax expense.

(13) STOCKHOLDERS' EQUITY

 (a) Sale of Common Stock

  During 1996, VIALOG sold common stock through several private placements. The proceeds of the sales were used primarily for expenses relating to the business acquisition agreements and a proposed financing. A total of 758,000 shares of common stock were sold for aggregate net proceeds of $865,000.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


 (b) Common Stock Grants

  Between February and November, 1996, VIALOG issued a total of 419,500 shares of common stock under the 1996 Stock Plan to consultants and employees as an inducement to them to provide services to VIALOG. Compensation expense of $123,000, which represents the estimated fair market value of the stock granted, was recorded in connection with these transactions.

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

 (e) Warrants

  During 1997, VIALOG issued warrants to purchase common stock in connection with certain financing transactions (see Note 8 "Long-Term Debt").

(14) EMPLOYEE BENEFIT PLANS

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

  The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 3,250,000 shares as of December 31, 1997 and 1998. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


  The following is a summary of stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                    ----------  ----------------
Options outstanding at December 31, 1995...........        --        $  --
  Granted..........................................  1,746,132        0.29
  Exercised........................................    (75,000)       0.03
  Cancelled........................................   (576,000)       0.03
                                                    ----------       -----
Options outstanding at December 31, 1996...........  1,095,132        0.45
  Granted..........................................    763,849        4.14
  Exercised........................................   (104,000)       0.03
  Cancelled........................................   (412,580)       1.06
                                                    ----------       -----
Options outstanding at December 31, 1997...........  1,342,401       $2.40
  Granted..........................................    823,175        6.60
  Exercised........................................   (215,334)       0.98
  Cancelled........................................   (354,680)       4.96
                                                    ----------       -----
Options outstanding at December 31, 1998........... $1,595,562       $4.19
                                                    ==========       =====

  The options generally vest in equal quarterly installments over 3 years and have a 10 year term. At December 31, 1996, 1997 and 1998, 75,000, 467,771, and
551,704 options, respectively, were exercisable at weighted average exercise prices of $.2775, $1.03, and $1.79 per share, respectively. At December 31, 1998, there were 835,606 additional shares available for grant under the Plan.

  The following is a summary of options outstanding and exercisable at December 31, 1998:

                                  Options Outstanding                  Options Exercisable
                     --------------------------------------------- ----------------------------
                       Number                     Weighted Average   Number
      Range of       Outstanding Weighted Average    Remaining     Exercisable Weighted Average
   Exercise Prices   At 12/31/98  Exercise Price  Contractual Life At 12/31/98  Exercise Price
   ---------------   ----------- ---------------- ---------------- ----------- ----------------
   $0.025-$0.278        319,330       $0.15          7.2 years       272,740        $0.13
       $2.00            375,000        2.00           8.6            188,448         2.00
       $5.75            655,182        5.75           8.9             68,616         5.75
   $7.00-$10.00         246,050        8.60           9.4             21,900         8.20
                      ---------                                      -------
                      1,595,562        4.19                          551,704         1.79
                      =========                                      =======

  In 1996, VIALOG granted a total of 111,112 options to consultants. Compensation expense of $50,000 has been recorded in connection with these transactions in 1996. During 1997, modifications were made to the vesting and expiration periods of certain outstanding options. Compensation expense of $958,000 has been recorded in 1997 in connection with these modifications.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


                                                     Year ended December 31,
                                                     --------------------------
                                                      1996     1997      1998
                                                     ------  --------  --------
   Net loss
     As reported.................................... $ (785) $(15,821) $(11,877)
     Pro forma...................................... $ (800) $(15,901) $(12,588)
   Loss per share
     As reported.................................... $(0.38) $  (5.48) $  (3.27)
     Pro forma...................................... $(0.38) $  (5.50) $  (3.47)

  The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998, respectively, were $.135, $1.00, and $4.40 for ISOs and $.37, $1.30, and $6.42 for NQSOs on the date of grant. The pro forma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions; (i) a 75% volatility factor for all periods initially based on the Company's average trading price since the IPO, as well as those of comparable companies; (ii) no dividend yield; (iii) a discount rate equal to the rates available on U.S. Treasury Strip (zero coupon) bonds on the grant dates of 6.1%, 5.88% and 4.45% in 1996, 1997 and 1998, respectively, and (iv) an average option life of five years for all periods.

 (b) VIALOG Retirement Plan

  VIALOG maintains a defined contribution retirement plan (the "VIALOG Plan") under Section 401(k) of the Internal Revenue Code which is available to all eligible employees. The VIALOG Plan provides various alternative investment funds in which the employee may elect to contribute pre-tax savings on a tax deferred basis. Employee contributions to the VIALOG Plan vest with the employee immediately.

 (c) Access Retirement Plan

  Until December 31, 1997, Access, one of the Acquired Companies, maintained a defined contribution retirement plan (the "Access Plan") under Section 401(k) of the Internal Revenue Code which covered all eligible employees. On January 1, 1998, the Access Plan merged with the VIALOG Plan.

 (d) Employment Agreements

  Certain of the executive officers of VIALOG have entered into employment agreements with VIALOG which provide for severance payments in the event their employment is terminated prior to the expiration of their employment terms. The severance terms range from six months to three years, depending on the timing and circumstances of the termination.

(15) RELATED PARTY TRANSACTIONS

  The following summarizes the significant related party transactions:

    (a) During 1997 and 1998, VIALOG paid approximately $1.8 million and $845,000, respectively, for legal fees to a firm having a member who is also a director of VIALOG.

    (b) For certain months during the years ended December 31, 1997 and 1998, one of VIALOG's stockholders provided consulting services to VIALOG for a monthly fee of $10,000.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


(16) LITIGATION

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

(17) SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the years ended December 31, 1997 and 1998. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                               VIALOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


                          VIALOG                      Call
                           Corp.   Access     CSI    Points    TCC    Americo   CDC    Eliminations Consolidated
                          -------  -------  -------  -------  ------  -------  ------  ------------ ------------
                                                          (In thousands)
Balance Sheet
 Information as of
 December 31, 1997
Total current assets....  $11,799  $   725  $   431  $ 1,506  $  556  $    5   $  488    $    --      $ 15,510
Property and equipment,
 net....................       70    3,306      961    1,617     883     611       96         --         7,544
Investment in
 subsidiaries...........   57,121      --       --       --      --      --       --      (57,121)         --
Goodwill and intangible
 assets, net............      --    15,899   15,202    3,872   3,945   2,970    2,503                   44,391
Other assets............    7,430       34       86      --       12      73        3         --         7,638
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Total assets...........  $76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities.....  $ 3,145  $ 1,976  $   471  $   824  $  680  $1,038   $  117    $    --      $  8,251
Long-term debt..........   70,797       24      449      --      195      74      --          --        71,539
Other liabilities.......      --       155      --       --      --      --        20         --           175
Stockholders' equity
 (deficit)..............    2,478   17,809   15,760    6,171   4,521   2,547    2,953     (57,121)      (4,882)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Total liabilities and
  stockholders' equity
  (deficit).............  $76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Statement of Operations
 Information
 for the Year Ended
 December 31, 1997(1)
Net revenues............  $   --   $ 1,620  $   854  $ 1,142  $  567  $  290   $  353    $    (10)    $  4,816
Cost of revenues,
 excluding
 Depreciation...........      --       709      322      806     279     212      174         (10)       2,492
Selling, general and
 administrative
 Expenses...............    6,117      403       93      159     190     134       82         --         7,178
Depreciation expense....       10       80       60       79      27       9        8         --           273
Amortization of goodwill
 and Intangibles........      --       103      108       33      26      20       16         --           306
Write-off of in-process
 research and
 Development............      --     2,200    3,400    2,000     120     160      120         --         8,000
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Operating loss.........   (6,127)  (1,875)  (3,129)  (1,935)    (75)   (245)     (47)        --       (13,433)
Interest income
 (expense), net.........   (1,828)     (16)     (12)       2      (4)     (8)     --          --        (1,866)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Loss before taxes......   (7,955)  (1,891)  (3,141)  (1,933)    (79)   (253)     (47)        --       (15,299)
Income tax expense......     (522)     --       --       --      --      --       --          --          (522)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Net loss...............  $(8,477) $(1,891) $(3,141) $(1,933) $  (79) $ (253)  $  (47)   $    --      $(15,821)
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Cash Flow Information
 for the
 Year Ended December 31,
 1997(1)
Cash flows provided by
 (used in) operating
 activities.............  $(7,072) $ 1,663  $   407  $   320  $   65  $  264   $  205    $    --      $ (4,148)
Cash flows provided by
 (used in) investing
 activities.............  (54,281)     192       90      169      56      (8)      20         --       (53,762)
Cash flows provided by
 (used in) financing
 activities.............   69,412   (1,415)    (546)     --      (75)   (189)     (47)        --        67,140
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Net increase in cash and
 cash Equivalents.......    8,059      440      (49)     489      46      67      178         --         9,230
Cash and cash
 equivalents at the
 beginning of year......      337      --       --       --      --      --       --          --           337
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Cash and cash
 equivalents at the end
 of Year................  $ 8,396  $   440  $   (49) $   489  $   46  $   67   $  178    $    --      $  9,567
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Balance Sheet
 Information as of
 December 31, 1998
Total current assets....  $(3,873) $ 4,845  $ 2,492  $ 3,843  $1,620  $ (746)  $  628    $    --      $  8,809
Property and equipment,
 net....................      561    5,914    1,642    2,054     994     605      217         --        11,987
Investment in
 subsidiaries...........   57,121      --       --       --      --      --       --      (57,121)         --
Goodwill and intangible
 assets, net............      --    15,021   14,120    3,617   3,738   2,812    2,371         --        41,679
Other assets............    6,351      260       79      --       27      66        8         --         6,791
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Total assets............  $60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities.....  $ 5,695  $ 2,052  $ 1,055  $ 1,416  $  550  $  337   $   82    $    --      $ 11,187
Long-term debt,
 excluding current
 portion................   73,814        8      209      --       88      70      --          --        74,189
Other liabilities.......      --       187      264      --      --      --        31         --           482
Stockholders' equity
 (deficit)..............  (19,349)  23,793   16,805    8,098   5,741   2,330    3,111     (57,121)     (16,592)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Total liabilities and
 stockholders' equity
 (deficit)..............  $60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          =======  =======  =======  =======  ======  ======   ======    ========     ========

-------
1) Represents operating results of the Acquired Companies from the date of Acquisition on November 12, 1997

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)

                            VIALOG                     Call
                            Corp.    Access    CSI    Points    TCC    Americo   CDC    Eliminations Consolidated
                           --------  -------  ------  -------  ------  -------  ------  ------------ ------------
                                                           (In thousands)
Statement of Operations
 Information for the Year
 Ended December 31, 1998
Net revenues.............  $    --   $18,361  $7,594  $10,144  $5,936  $2,824   $2,682     $(721)      $ 46,820
Cost of revenues,
 excluding depreciation..         3    8,506   3,225    6,749   3,189   1,712    1,658      (721)        24,321
Selling, general and
 administrative
 expenses................     9,972    1,318     679      626     967   1,001      633       --          15,196
Depreciation expense.....        81    1,458     413      450     252     115       66       --           2,835
Amortization of goodwill
 and intangibles.........       --       881     865      253     204     156      131       --           2,490
Non-recurring charge.....       --       --    1,200      --      --      --       --        --           1,200
                           --------  -------  ------  -------  ------  ------   ------     -----       --------
 Operating income
  (loss).................   (10,056)   6,198   1,212    2,066   1,324    (160)     194       --             778
Interest income
 (expense), net..........   (12,521)       8     (63)     --      (35)    (25)       7       --         (12,629)
                           --------  -------  ------  -------  ------  ------   ------     -----       --------
 Income (loss) before
  income taxes...........   (22,577)   6,206   1,149    2,066   1,289    (185)     201       --         (11,851)
Income tax expense              --       (26)    --       --      --      --       --        --             (26)
                           --------  -------  ------  -------  ------  ------   ------     -----       --------
 Net income (loss)         $(22,577) $ 6,180  $1,149  $ 2,066  $1,289  $ (185)  $  201     $ --        $(11,877)
                           ========  =======  ======  =======  ======  ======   ======     =====       ========
Cash Flow Information for
 the Year Ended December
 31, 1998
Cash flows provided by
 (used in) operating
 activities..............  $(11,980) $ 3,992  $1,525  $   459  $  459  $   98   $   29     $ --        $ (5,346)
Cash flows used in
 investing activities....    (1,065)  (4,066) (1,171)    (887)   (363)   (109)    (187)      --          (7,848)
Cash flows used in
 financing activities....     4,739     (366)   (244)     --     (142)    (56)     --        --           3,931
                           --------  -------  ------  -------  ------  ------   ------     -----       --------
Net increase (decrease)
 in cash and cash
 equivalents.............    (8,306)    (440)    110     (428)    (46)    (67)    (158)      --          (9,335)
Cash and cash equivalents
 at the beginning of
 period..................     8,396      440     (49)     489      46      67      178       --           9,567
                           --------  -------  ------  -------  ------  ------   ------     -----       --------
Cash and cash equivalents
 at the end of period....  $     90  $   --   $   61  $    61  $  --   $   --   $   20     $ --        $    232
                           ========  =======  ======  =======  ======  ======   ======     =====       ========

(18) SUBSEQUENT EVENTS

 (a) Initial Public Offering

  On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $32.7 million. Of the net proceeds, approximately $29.1 million was used to acquire three private conference service bureaus (discussed below). In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.3 million will be used for working capital and general corporate purposes.

  (b) Acquisitions

  On February 10, 1999, VIALOG acquired all of the issued and outstanding stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI") and A Better Conference, Inc. ("ABCI"). These acquisitions occurred contemporaneously with the closing of an initial public offering of common stock of VIALOG. The acquisitions will be accounted for using the purchase method of accounting.

                               VIALOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998--(Continued)


  The following table sets forth for each acquired company the consideration paid its common stockholders.

                                                                     Cash(1)
                                                                  (in thousands)
                                                                  --------------
      ABCC.......................................................    $16,226
      CPI........................................................      6,000
      ABCI.......................................................      6,200
                                                                     -------
      Total Consideration........................................    $28,426
                                                                     =======

--------
     (1) Excludes tax reimbursements of approximately $267,000 to certain stockholders of certain of the acquired companies.

  The total purchase price of the acquired companies is estimated to be $29.1 million and consists of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $400,000 of acquisition costs and approximately $267,000 related to tax reimbursements.

  The operating results of the acquired companies have not been included in the Consolidated Statement of Operations for the year ended December 31, 1998. The unaudited pro forma consolidated historical results for the year ended December 31, 1998 assuming the acquisitions occurred at the beginning of fiscal 1998 are as follows:

                                                           Dollars in thousands
                                                           except per share data
                                                           ---------------------
      Net revenues........................................        $59,819
      Net loss............................................        $(9,300)
      Net loss per share..................................        $ (1.13)

  The pro forma results include amortization of goodwill and intangible assets and reductions to selling, general and administrative expenses related to compensation and benefits that were eliminated or reduced as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

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

                                          KPMG LLP

Washington, D.C.
July 2, 1998

                       TELEPHONE BUSINESS MEETINGS, INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                              December 31,
                              -------------
                               1995   1996
                              ------ ------
      ASSETS (note 3)
Current assets:
  Cash and cash
   equivalents..............  $  390 $  804
  Trade accounts receivable,
   less allowance for
   doubtful accounts of $33
   and $206 at December 31,
   1995 and December 31,
   1996, respectively.......     802  1,103
  Prepaid expenses and other
   current assets...........     108    161
                              ------ ------
    Total current assets....   1,300  2,068
                              ------ ------
Property and equipment, net
 (note 2)...................   2,032  2,201
Restricted cash.............     105    110
Excess of purchase price
 over the fair value of the
 interest in net assets of
 the former stockholders,
 net of accumulated
 amortization of $12 and $28
 at December 31, 1995 and
 December 31, 1996 (note 4)....  231    215
Other assets................       4     11
                              ------ ------
    Total assets............  $3,672 $4,605
                              ====== ======
      LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of
   long-term debt (note 3)..  $  732 $  654
  Current installments of
   note payable to former
   stockholder (note 4).....     109    116
  Current installments of
   obligations under capital
   leases (note 7)..........      28     32
  Accounts payable..........       4    141
  Accrued expenses (note
   6).......................     276    366
  Income taxes payable......      10    --
                              ------ ------
    Total current
     liabilities............   1,159  1,309
                              ------ ------
Long-term debt, excluding
 current installments (note
 3).........................   1,029    880
Note payable to former
 stockholder, excluding
 current installments (note
 4).........................     439    323
Obligations under capital
 leases, excluding current
 installments (note 7)......      79     47
Deferred rent...............      94    128
                              ------ ------
    Total liabilities.......   2,800  2,687
                              ------ ------
Common stock issued to
 employees with redemption
 option, 15.464 shares at
 liquidation value (note
 5).........................     --     148
Stockholders' equity (notes
 4 and 5):
  Common stock, $.01 par
   value. Authorized and
   issued 1,000 shares; 500
   shares outstanding.......     --     --
  Additional paid-in
   capital..................     660    660
  Retained earnings.........     212  1,110
    Total stockholders'
     equity.................     872  1,770
                              ------ ------
Commitments and
 contingencies (notes 7 and
 8)
    Total liabilities and
     stockholders' equity...  $3,672 $4,605
                              ====== ======

                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                            STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                        Period                             Period from
                                      January 1,    Period                  January 1,
                          Year Ended   to April  April 10, to  Year Ended    1997 to
                         December 31,     9,     December 31, December 31, November 12,
                             1994        1995        1995         1996         1997
                         ------------ ---------- ------------ ------------ ------------
Net revenues............   $ 5,114     $ 1,590     $ 4,918     $   9,073    $  10,945
Cost of revenues,
 excluding
 depreciation...........     2,608         760       2,261         3,564        4,791
Selling, general and
 administrative
 expenses...............     1,691         498       1,986         3,332        4,124
Depreciation and
 amortization expense...       269         121         375           630          823
                           -------     -------     -------     ---------    ---------
  Income from
   operations...........       546         211         296         1,547        1,207
Interest expense, net...        49          12         140           174          132
                           -------     -------     -------     ---------    ---------
  Income before income
   tax expense
   (benefit)............       497         199         156         1,373        1,075
Income tax expense
 (benefit)..............        52           8         (56)          --           --
                           -------     -------     -------     ---------    ---------
  Net income............   $   445     $   191     $   212     $   1,373    $   1,075
                           =======     =======     =======     =========    =========
  Net income per share--
   basic and diluted....   $445.00     $191.00     $424.00     $2,746.00    $2,150.00
                           =======     =======     =======     =========    =========
  Weighted average
   shares outstanding...     1,000       1,000         500           500          500
                           =======     =======     =======     =========    =========



                See accompanying notes to financial statements.

                       TELEPHONE BUSINESS MEETINGS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                            Common stock
                         ------------------- Additional              Total
                         Number of            Paid in   Retained Stockholders'
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

                       TELEPHONE BUSINESS MEETINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                        Period                                Period from
                                      January 1,     Period                    January 1,
                          Year Ended   to April  April 10, 1995   Year Ended    1997 to
                         December 31,     9,     to December 31, December 31, November 12,
                             1994        1995         1995           1996         1997
                         ------------ ---------- --------------- ------------ ------------
Cash flows from
 operating activities:
 Net income............      $445       $  191       $   212        $1,373      $ 1,075
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........       269          121           375           630          823
 Deferred income
  taxes................        24          --            (62)          --           --
 Compensation expense
  for issuance of
  common stock.........       --           --            --            148          402
 Changes in operating
  assets and
  liabilities:
  Trade accounts
   receivable, net.....       (71)        (170)         (108)         (301)        (589)
  Prepaid expenses and
   other current
   assets..............       (58)          62            (5)          (53)         146
  Accounts payable and
   accrued expenses....       (17)          90            22           227          711
  Income taxes
   payable.............       --           --            --            (10)         --
  Deferred rent........       --           --             93            34          --
  Other non current
   liabilities.........       --           --            --            --           364
                             ----       ------       -------        ------      -------
   Net cash provided by
    operating
    activities.........       592          294           527         2,048        2,932
                             ----       ------       -------        ------      -------
Cash flows from
 investing activities:
 Additions to property
  and equipment........      (560)        (123)       (1,227)         (783)      (1,704)
 Restricted cash.......       --           --           (105)           (5)         --
 Other assets..........         3          (40)           63            (7)         --
                             ----       ------       -------        ------      -------
   Net cash used in
    investing
    activities.........      (557)        (163)       (1,269)         (795)      (1,704)
                             ----       ------       -------        ------      -------
Cash flows from
 financing activities:
 Proceeds from long-
  term debt............       484        2,149           --            587         (765)
 Principal repayments
  of long-term debt....      (338)        (626)         (389)         (814)
 Principal repayments
  of notes payable to
  stockholders.........       (85)         --            (51)         (109)         500
 Principal payments
  under capital lease
  obligations..........       --           --            (12)          (28)         --
 Cash portion of
  consideration paid to
  former stockholder...       --           --           (300)          --           --
 Distributions to
  stockholders.........       (39)         --            --           (475)      (1,284)
                             ----       ------       -------        ------      -------
   Net cash provided by
    (used in) financing
    activities.........        22        1,523          (752)         (839)      (1,549)
                             ----       ------       -------        ------      -------
 Net increase
  (decrease) in cash
  and cash
  equivalents..........        57        1,654        (1,494)          414         (321)
 Cash and cash
  equivalents at
  beginning of period..       173          230         1,884           390          804
                             ----       ------       -------        ------      -------
 Cash and cash
  equivalents at end of
  period...............      $230       $1,884       $   390        $  804      $   483
                             ====       ======       =======        ======      =======
Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
 Interest..............      $ 49       $   18       $   169        $  191      $   108
                             ====       ======       =======        ======      =======
 Income taxes..........      $ 22       $   --       $    --        $   10      $    --
                             ====       ======       =======        ======      =======
Supplemental disclosure
 of noncash investing
 and financing
 activities:
 Capital lease
  obligations..........      $ --       $   --       $   120        $   --      $    --
                             ====       ======       =======        ======      =======
 Issuance of note
  payable in partial
  consideration to
  former stockholder...      $ --       $   --       $   599        $   --      $    --
                             ====       ======       =======        ======      =======

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

 (b) Use of Estimates

  Management of Access has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (c) Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

 (d) Restricted Cash

  Restricted cash consists of a certificate of deposit which is security for Access' commitment under its office lease and is classified as long-term in the accompanying balance sheets.

 (e) Property and Equipment

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

 (f) Intangible Assets

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

                       TELEPHONE BUSINESS MEETINGS, INC.

 (g) Research and Development

  Access maintains a technical support and engineering department that, in part, develops features and products for group communications. In accordance with SFAS No. 2, Accounting for Research and Development Costs, Access charges to expense (included in cost of revenues) that portion of this department's costs which are related to research and development activities. Access' research and development expenses for the years ended December 31, 1994, 1995, 1996 and the period January 1, 1997 to November 12, 1997 were $128,000, $207,000, $288,000 and $253,000 respectively.

 (h) Income Taxes

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

 (i) Revenue Recognition

  Revenue for conference calls is recognized upon completion of the call. Revenue for services is recognized upon performance of the service.

 (j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

 (k) Earnings Per Share

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

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Office furniture and equipment................................ $   66 $   88
   Conferencing equipment........................................  1,982  2,632
   Computer equipment............................................    456    567
   Capitalized lease equipment...................................    120    120
   Leasehold improvements........................................    234    234
                                                                  ------ ------
                                                                   2,858  3,641
   Less: accumulated depreciation and amortization...............    826  1,440
                                                                  ------ ------
     Property and equipment, net................................. $2,032 $2,201
                                                                  ====== ======

                       TELEPHONE BUSINESS MEETINGS, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1995    1996
                                                                 ------- -------
                                                                 (in thousands)
   Note payable to a bank, interest at the prime rate plus
    0.75% (9.25% at September 30, 1997), monthly principal
    payments of 13,890 plus interest, balance due in May 2000..  $   --  $   --
   Note payable to a bank, interest only at 9.33% payable
    monthly through October 1995 and then monthly principal
    payments of $38,095 plus interest until February 1999, with
    the balance due in March 1999..............................    1,486   1,029
   Note payable to a bank, interest at the prime rate plus
    0.75% (9.25% at September 30, 1997), monthly principal
    payments of $7,000 plus interest, balance due in March
    1999.......................................................      --      187
   Note payable to a bank, interest at 9.5%, monthly principal payments of $9,400 plus interest, balance due in October
    1999.......................................................      --      318
   Note payable to a bank, interest at 9.33%, repaid in full in
    September 1996.............................................      275     --
                                                                 ------- -------
     Total long-term debt......................................    1,761   1,534
   Less current installments...................................      732     654
                                                                 ------- -------
     Long-term debt, excluding current installments............  $ 1,029 $   880
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

  The aggregate maturities of all notes payable, including the note payable to the former stockholder (see note 4), are as follows (in thousands):

       1997.............................................................. $  770
       1998..............................................................    777
       1999..............................................................    357
       2000..............................................................     69
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

                       TELEPHONE BUSINESS MEETINGS, INC.

value. The excess consideration paid over the fair market value of the interest in the net assets of the former stockholder was approximately $240,000.

  Concurrent with the repurchase of the shares, Access and the former stockholder entered into an agreement for consulting services and an agreement not to compete for a five-year period in exchange for total consideration of $625,000 payable in equal quarterly payments by Access of $31,000 commencing with the first quarter subsequent to the closing and continuing through April 2000.

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

                       TELEPHONE BUSINESS MEETINGS, INC.

and $43,000 for the year ended December 31, 1994, the period January 1, 1995 to April 9, 1995, the period April 10, 1995 to December 31, 1995, the year ended December 31, 1996, and the period January 1, 1997 to November 12, 1997, respectively.

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

                                                                      December
                                                                         31,
                                                                      ---------
                                                                      1995 1996
                                                                      ---- ----
     Accrued salaries, wages and benefits............................ $ 86 $215
     Accrued fees and other expenses.................................  190  151
                                                                      ---- ----
                                                                      $276 $366
                                                                      ==== ====

(7) COMMITMENTS AND CONTINGENCIES

 Operating Lease

  Access leases office space for its teleconferencing facility under a noncancelable operating lease in Reston, Virginia. The lease is for a total of ten years expiring May 31, 2005.

  Future minimum payments under this lease are approximately as follows (in thousands):

       1997.............................................................. $  362
       1998..............................................................    373
       1999..............................................................    384
       2000..............................................................    396
       2001..............................................................    407
       Thereafter........................................................  1,485
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

                       TELEPHONE BUSINESS MEETINGS, INC.

  Future minimum payments under the leases are as follows (in thousands):

       1997................................................................ $38
       1998................................................................  28
       1999................................................................  17
       2000................................................................   8
                                                                            ---
                                                                             91
       Less: imputed interest..............................................  12
                                                                            ---
       Net present value of future lease obligations.......................  79
       Less: current portion...............................................  32
                                                                            ---
       Obligations under capital leases, net of current portion............ $47
                                                                            ===

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

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                               Year Ended December 31,  Period From January 1,
                               ------------------------  1997 to November 12,
                                1994   1995     1996             1997
                               ------ ------- --------- ----------------------
Net revenues (note 6)......... $2,331 $ 3,808 $   5,868       $   5,579
Cost of revenues, excluding
 depreciation.................  1,256   1,617     2,438           2,052
Selling, general and
 administrative expenses......    707     905       998             831
Depreciation expense..........    235     292       393             356
                               ------ ------- ---------       ---------
  Income from operations......    133     994     2,039           2,340
Interest expense, net.........    124     160       165             120
                               ------ ------- ---------       ---------
  Net income.................. $    9 $   834 $   1,874       $   2,220
                               ====== ======= =========       =========
  Net income per share - basic
   and diluted................ $ 9.00 $834.00 $1,874.00       $2,220.00
                               ====== ======= =========       =========
  Weighted average shares
   outstanding................  1,000   1,000     1,000           1,000
                               ====== ======= =========       =========




                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                 Common Stock
                                 ------------
                                 Number       Additional              Total
                                   of    Par   Paid-in   Retained Stockholders'
                                 Shares Value  Capital   Earnings    Equity
                                 ------ ----- ---------- -------- -------------
Balance at December 31, 1993.... 1,000   $ 1     $349     $ (833)    $ (483)
  Net income....................   --    --       --           9          9
                                 -----   ---     ----     ------     ------
Balance at December 31, 1994.... 1,000     1      349       (824)      (474)
  Net income....................   --    --       --         834        834
                                 -----   ---     ----     ------     ------
Balance at December 31, 1995.... 1,000     1      349         10        360
  Net income....................   --    --       --       1,874      1,874
  Distributions.................   --    --       --      (1,558)    (1,558)
                                 -----   ---     ----     ------     ------
Balance at December 31, 1996.... 1,000     1      349        326        676
  Net income....................   --    --       --       2,220      2,220
  Distributions.................   --    --       --      (2,636)    (2,636)
                                 -----   ---     ----     ------     ------
Balance at November 12, 1997.... 1,000   $ 1     $349     $  (90)    $  260
                                 =====   ===     ====     ======     ======



                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                              Year Ended           Period from
                                             December 31,        January 1, 1997
                                          ---------------------  to November 12,
                                          1994   1995    1996         1997
                                          -----  -----  -------  ---------------
Cash flows from operating activities:
 Net income.............................  $   9  $ 834  $ 1,874      $ 2,220
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Loss on sale of property and
    equipment...........................    --     --       --             5
   Depreciation and amortization........    235    292      393          356
   Changes in operating assets and
    liabilities:
    Trade accounts receivable, net......   (205)  (312)    (109)           5
    Due from stockholder................     (6)   (66)      72          --
    Prepaid expenses and other assets...    (35)     4      (83)          36
    Accounts payable and accrued
     expenses...........................     55    (31)     (19)         275
                                          -----  -----  -------      -------
     Net cash provided by operating
      activities........................     53    721    2,128        2,897
                                          -----  -----  -------      -------
Cash flows from investing activities:
 Additions to property and equipment....   (476)  (225)     (41)        (317)
 Cash proceeds from disposal of property
  and equipment.........................    --     --       --             6
                                          -----  -----  -------      -------
 Net cash used in investing activities..   (476)  (225)     (41)        (311)
                                          -----  -----  -------      -------
Cash flows from financing activities:
 Proceeds from borrowings on long-term
  debt..................................    652    201      --           573
 Principal repayment of long-term debt..   (100)  (197)    (438)        (400)
 Proceeds from refinancing of
  obligations under capital leases......    --     --       142          --
 Principal repayment of obligations
  under capital leases..................   (126)  (148)    (290)        (338)
 Distributions to stockholder...........    --     --    (1,558)      (2,636)
                                          -----  -----  -------      -------
    Net cash provided by (used in)
     financing activities...............    426   (144)  (2,144)      (2,801)
                                          -----  -----  -------      -------
Net increase (decrease) in cash and cash
 equivalents............................      3    352      (57)        (215)
Cash and cash equivalents at beginning
 of period..............................     20     23      375          318
                                          -----  -----  -------      -------
Cash and cash equivalents at end of
 period.................................  $  23  $ 375  $   318      $   103
                                          =====  =====  =======      =======
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest.............................  $ 119  $ 162  $   169      $   127
                                          =====  =====  =======      =======
 Noncash transaction:
   Equipment purchased under capital
    lease obligations...................  $ 296  $ --   $   545      $   --
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

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Vehicles...................................................... $   27 $   27
   Office equipment..............................................    123    148
   Bridge equipment..............................................  1,313  1,874
   Computer software.............................................     62     62
                                                                  ------ ------
                                                                   1,525  2,111
     Less: accumulated depreciation and amortization.............    659  1,052
                                                                  ------ ------
       Property, and equipment, net.............................. $  866 $1,059
                                                                  ====== ======

                     CONFERENCE SOURCE INTERNATIONAL, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      1995  1996
                                                                     ------ ----
                                                                         (in
                                                                     thousands)
   Note payable to bank in monthly installments of $18,412,
    including interest at 9.5%, matures May 2000; collateralized by equipment and cash surrender value of life insurance and
    personal guarantee of stockholder..............................  $  --  $--
   Note payable to bank in monthly installments of $10,597,
    including interest at 10.25%, matures August 1999;
    collateralized by accounts receivable and cash surrender value
    of life insurance and personal guarantee of stockholders.......     634  286
   Note payable to bank in monthly installments of $1,029,
    including interest at 10.5%, matures October 1999;
    collateralized by equipment, accounts receivable, and cash surrender value of life insurance and personal guarantee of
    stockholders...................................................      39   30
   Notes payable for bridge equipment purchases; balances were
    converted to a capital lease obligation during 1996............     437  --
   Note payable to bank in monthly installments of $846, including interest at 9.20%, matures May 1998; collateralized by
    vehicles.......................................................      22   14
                                                                     ------ ----
   Total long-term debt............................................   1,132  330
   Less: current installments......................................   1,089  111
                                                                     ------ ----
   Long-term debt, excluding current installments..................  $   43 $219
                                                                     ====== ====

  The aggregate maturities of long-term debt are as follows (in thousands):

     1997.................................................................. $111
     1998..................................................................  127
     1999..................................................................   92
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
                                                                           ----
     Total minimum operating lease payments............................... $948
                                                                           ====

  CSI is also obligated under various capital leases for equipment that are guaranteed by one of the owners. The gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Equipment..................................................... $1,243 $1,788
   Less: accumulated amortization................................    521    852
                                                                  ------ ------
                                                                  $  722 $  936
                                                                  ====== ======

  Future minimum payments under capital leases are as follows (in thousands):

   1997................................................................  $  482
   1998................................................................     312
   1999................................................................     287
   2000................................................................     157
   2001................................................................      69
                                                                         ------
     Total minimum capital lease payments..............................   1,307
   Less: amounts representing interest (at rates ranging from 10% to
    18%)...............................................................     232
                                                                         ------
     Present value of minimum capital lease payments...................   1,075
   Less: current installments of obligations under capital leases......     375
                                                                         ------
     Obligations under capital leases, excluding current installments..  $  700
                                                                         ======

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

(6) SIGNIFICANT CUSTOMERS

  Two customers accounted for the following percentages of revenues and accounts receivable:

                                                       Percentage of Accounts
                        Percentage of Net Revenues           Receivable
                        ------------------------------ -------------------------
                                             Period
                                           January 1,
                          Year Ended        1997 to
                         December 31,     November 12,      December 31,
                        ----------------  ------------ -------------------------
                        1994  1995  1996      1997        1995          1996
                        ----  ----  ----  ------------ -----------   -----------
   Customer A..........  14%   30%   49%       47%              47%           58%
   Customer B..........  14%   24%   21%       25%              26%           26%

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
A Business Conference-Call, Inc.:

  We have audited the accompanying balance sheets of A Business Conference-Call, Inc. ("ABCC") as of December 31, 1997 and 1998, and the related statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of ABCC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Business Conference-Call, Inc. as of December 31, 1997 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 26, 1999

                        A BUSINESS CONFERENCE-CALL, INC.

                                 BALANCE SHEETS
                (In thousands, except share and per share data)

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................    $   71       $  153
  Trade accounts receivable, less allowance for
   doubtful accounts of $15 and $65, respectively....       577          740
  Prepaid expenses...................................        75          184
                                                         ------       ------
    Total current assets.............................       723        1,077
Property and equipment, net (notes 1 and 2)..........       538          864
Other assets.........................................         6            3
                                                         ------       ------
    Total assets.....................................    $1,267       $1,944
                                                         ======       ======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................    $   55       $  152
  Accrued compensation and benefits..................       231          290
  Accrued expenses and other liabilities.............         3           12
  Capital lease obligations-current..................       --             6
                                                         ------       ------
    Total current liabilities........................       289          460
Capital lease obligations, less current
 installments........................................       --            11
Stockholders' equity
  Common stock, $0.01 par value; 100,000 shares
   authorized; 1,000 shares issued and outstanding...       --           --
  Additional paid-in capital.........................        10           10
  Retained earnings..................................       968        1,463
                                                         ------       ------
    Total stockholders' equity.......................       978        1,473
                                                         ------       ------
    Total liabilities and stockholders' equity.......    $1,267       $1,944
                                                         ======       ======


                See accompanying notes to financial statements.

                        A BUSINESS CONFERENCE-CALL, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                (In Thousands, Except Share and Per Share Data)

                                                    Year Ended December 31,
                                                 ------------------------------
                                                   1996       1997      1998
                                                 ---------  --------- ---------
Net revenues.................................... $   5,305  $   5,709 $   7,485
Cost of revenues, excluding depreciation........     1,935      2,086     2,379
Selling, general and administrative expenses....     1,120      1,231     1,816
Depreciation expense............................       143        148       154
                                                 ---------  --------- ---------
  Operating income..............................     2,107      2,244     3,136
Interest income, net............................        14          8         3
  Other, net....................................       (17)         7         6
                                                 ---------  --------- ---------
Net Income......................................     2,104      2,259     3,145
Retained earnings at beginning of year..........     1,303      1,247       968
Less stockholder distributions..................     2,160      2,538     2,650
                                                 ---------  --------- ---------
Retained earnings at end of year................ $   1,247  $     968 $   1,463
                                                 =========  ========= =========
Net income per share--basic and diluted......... $2,104.00  $2,259.00 $3,145.00
                                                 =========  ========= =========
Weighted average shares outstanding.............     1,000      1,000     1,000
                                                 =========  ========= =========


                See accompanying notes to financial statements.

                        A BUSINESS CONFERENCE-CALL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                        Year Ended December
                                                                31,
                                                        ----------------------
                                                         1996    1997    1998
                                                        ------  ------  ------
Cash flows from operating activities:
 Net income............................................ $2,104  $2,259  $3,145
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................    143     148     154
  Loss on disposal of equipment........................     17     --      --
  Changes in operating assets and liabilities
   Trade accounts receivable...........................     93    (153)   (163)
   Prepaid expenses....................................   (191)    233    (109)
   Accounts payable and accrued expenses...............   (149)    145     165
                                                        ------  ------  ------
    Net cash flows provided by operating activities....  2,017   2,632   3,192
                                                        ------  ------  ------
Cash flows from investing activities:
 Additions to property and equipment...................   (245)    (49)   (461)
 Proceeds from sale of property and equipment..........     15     --      --
 Decrease (Increase) in other assets...................     (2)     (1)      3
                                                        ------  ------  ------
    Net cash flows used in investing activities........   (232)    (50)   (458)
                                                        ------  ------  ------
Cash flows from financing activities:
 Payments of obligations under capital leases..........    --      --       (2)
 Distribution to stockholders.......................... (2,160) (2,537) (2,650)
                                                        ------  ------  ------
    Net cash flows used in financing activities........ (2,160) (2,537) (2,652)
                                                        ------  ------  ------
Net increase (decrease) in cash and cash equivalents...   (375)     45      82
Cash and cash equivalents at beginning of period.......    401      26      71
                                                        ------  ------  ------
Cash and cash equivalents at end of period............. $   26  $   71  $  153
                                                        ======  ======  ======


                See accompanying notes to financial statements.

                       A BUSINESS CONFERENCE-CALL, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  A Business Conference-Call, Inc. ("ABCC") is a provider of group communications to a variety of customers located primarily in the United States. ABCC was incorporated in 1988 and is headquartered in Chaska, Minnesota.

 (b) Use of Estimates

  Management of ABCC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (c) Cash and Cash Equivalents

  Cash and cash equivalents includes deposits and short-term investments with original maturities of three months or less.

 (d) Property and Equipment

  Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows: five to seven years for office furniture and equipment: seven years for conferencing equipment; three years for computer software; and five years for vehicles.

 (e) Income Taxes

  ABCC has elected by consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, ABCC does not pay corporate income taxes on its taxable income. Instead, the stockholders are liable for individual taxes on ABCC's taxable income. Accordingly, these financial statements do not contain a provision for income taxes.

 (f) Revenue Recognition

  Revenue for conference calls is recognized upon completion of the call. Revenue for services is recognized upon performance of the service.

 (g) Fair Value of Financial Statements

  All financial statements are carried at amounts that approximate estimated fair value.

 (h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

  ABCC adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of the statement did not have a material impact on ABCC's financial position, results of operations, or liquidity.

                       A BUSINESS CONFERENCE-CALL, INC.

 (i) Earnings Per Share

  ABCC adopted the provisions of SFAS No. 128, "Earnings per Share," during 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. For the years ended December 31, 1996, 1997, and 1998, basic earnings per share were calculated based on weighted average common shares outstanding. There were no common stock equivalents outstanding for any periods presented; accordingly, basic and fully diluted earnings per share are the same.

 (j) Reclassifications

  Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                              1996 1997   1998
                                                              ---- -----  -----
   Office furniture and equipment............................ $179 $ 182  $ 246
   Conferencing equipment....................................  779   811  1,170
   Purchased software........................................    7    21     21
   Vehicles..................................................   34    34     69
                                                              ---- -----  -----
                                                               999 1,048  1,506
     Less: accumulated depreciation and amortization.........  361  (510)  (642)
                                                              ---- -----  -----
       Property and equipment, net........................... $638 $ 538  $ 864
                                                              ==== =====  =====

(3) 401(k) PROFIT SHARING PLAN

  The Company has a 401(k) profit sharing plan which is available to employees meeting certain service requirements. The plan qualifies under section 401(k) of the Internal Revenue Code (the Code) and allows eligible employees to contribute up to 5% of their compensation, up to limits established by the Code. The Company is entitled to make discretionary contributions to the plan. ABCC's expense related to the plan was $126,366, $138,803, and $160,000 in 1996, 1997, and 1998, respectively.

(4) CONCENTRATION OF SOURCE OF SUPPLY

  The company purchases a significant portion of its long distance telephone service from a single long distance service provider. Although there are limited number of such providers, management believes that other providers could provide similar services on comparable terms.

(5) LEASES

 (b) Operating Leases

  The Company leases office space under a noncancelable operating lease. The lease provides for monthly rental payments including real estate taxes and other operating costs. In addition, the Company leases certain equipment under various operating leases. Total rent expense amounted to approximately $73,000, $95,000, and

                       A BUSINESS CONFERENCE-CALL, INC.

$99,000 for the years December 31 1996, 1997, and 1998, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

   1999................................................................. $60,700
   2000.................................................................  22,900
   2001.................................................................   1,900
   2002.................................................................     400

 (b) Capital Leases

  During 1998, the Company entered into a capital lease for certain conferencing equipment. The following is a summary of the leased property as of December 31, 1998:

   Conference Equipment................................................ $18,603
   Less accumulated amortization.......................................    (886)
                                                                        -------
                                                                        $17,717
                                                                        =======

  The following is a schedule of future minimum lease payments under capital leases and the present value of the minimum lease payments as of December 31, 1998:

   1999................................................................ $ 7,046
   2000................................................................   7,046
   2001................................................................   5,028
   Total minimum lease payments........................................  19,120
   Less amount representing interest at 7.5%...........................  (2,210)
                                                                        -------
   Present value of minimum lease payments.............................  16,910
   Less current installments...........................................  (5,758)
                                                                        -------
                                                                        $11,152
                                                                        =======

(6) STOCK PURCHASE AGREEMENT

  The Company has an agreement with its two stockholders which requires the Company to acquire the stockholders shares upon the event of death, permanent disability, or termination of employment. This agreement can be funded by life insurance policies on each stockholder. The Company and the stockholders also have an agreement whereby the remaining stockholders have the first option to purchase the Company's stock upon the occurrence of any of the above events. The purchase price is determined annually by a formula defined in the agreement.

(7) COMMITMENTS AND CONTINGENCIES

 (a) Purchase Agreement

  In February, 1998, the Company entered into an agreement with a long distance telephone provider. Under the terms of the agreement, ABCC is committed to minimum monthly purchases of $25,000 for a term of two years.

                       A BUSINESS CONFERENCE-CALL, INC.

 (b) Service Agreement

  During 1998, ABCC entered into service agreements for its digital network. The total expense under these agreements during 1998 was $18,000. Future payments under these noncancelable agreements are as follows:

   1999................................................................. $34,900
   2000.................................................................  34,900
   2001.................................................................  16,600

(8) SUBSEQUENT EVENT-MERGER

  In May 1998, ABCC entered into an agreement and plan of reorganization with VIALOG Corporation and ABC Acquisition Corporation, a wholly-owned subsidiary of VIALOG Corporation, whereby VIALOG Corporation's subsidiary will merge with and into ABCC, contingent upon completion of certain items defined in the merger agreement, with ABCC surviving as a wholly-owned subsidiary of VIALOG Corporation. Effective February 10, 1999, the merger transaction was completed and ABCC became a wholly-owned subsidiary of VIALOG Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

Directors and Executive Officers

  The following table sets forth certain information with regard to the directors and executive officers of the Company.

 Name                          Age                   Position
 ----                          ---                   --------
 Glenn D. Bolduc(1)..........   46 Chief Executive Officer, President and
                                    Director,
                                    President--Oradell (NJ) Center, Montgomery
                                    (AL) Center,
                                    Atlanta (GA) Center and Reston (VA) Center
 John J. Dion................   40 Vice President--Finance and Treasurer
                                   Vice President--Marketing and Business
 Robert F. Moore.............   44 Development
 Gary G. Vilardi.............   44 Vice President--Sales
 John R. Williams(2).........   38 Vice President--Operations
 Michael D. Shepherd.........   35 Vice President--Wholesale Sales
 Clarissa A. Peterson........   35 Vice President--Human Resources
 C. Raymond Marvin...........   60 Vice President
 Joanna M. Jacobson(1)(3)....   39 Director
 David L. Lougee(1)(3).......   59 Director
 Richard E. Hamermesh........   51 Director
 Patti R. Bisbano............   54 Director and President--Danbury (CT) Center
 Edward M. Philip............   33 Director
 Courtney P. Snyder..........   49 President--Cambridge (MA) Center

--------
(1)  Member of the Compensation Committee.
(2) Mr. Williams recently resigned as Vice President--Operations and will be transitioning his responsibilities over the next 30 to 45 days. Upon separation from the Company, Mr. Williams is expected to provide consulting services to the Company.
(3) Member of the Audit Committee.

  GLENN D. BOLDUC has served as Chief Executive Officer, President and a Director of the Company since October 1, 1996 and served as Treasurer from July 9, 1997 to January 13, 1999. He has also served as President of the Oradell Center since June 24, 1998, as President of the Montgomery Center since July 1, 1998, as President of the Atlanta Center since September 30, 1998 and as President of the Reston Center since March 17, 1999. From July, 1989 to September, 1996, Mr. Bolduc served as Chief Financial Officer of MutliLink, an independent supplier of audio conferencing bridges.

  JOHN J. DION has served as Vice President--Finance for the Company since November, 1996 and as Treasurer since January 13, 1999. Mr. Dion served as a Director from July 9, 1997 to November 12, 1997. On February 23, 1998, Mr. Dion was also appointed Vice President-Finance of each of the Operating Centers. From October, 1995 to October, 1996, Mr. Dion provided financial consultative services to a medical device manufacturer and publishing company. From August, 1985 to August, 1995, Mr. Dion served in various financial positions for DSC Communications Corporation, a manufacturer of telecommunications hardware and software. Mr. Dion's final position with DSC was Director of Accounting.

  ROBERT F. MOORE joined the Company on November 1, 1997 as Vice President-- Marketing and Business Development. Mr. Moore served as Vice President--Sales and Marketing for Citizens Communication Corporation, a division of Citizens Utilities, Inc. from March, 1997 to October 31, 1997. From January, 1994 to February, 1997, Mr. Moore was with Hill Holliday Connors Cosmopulos, Inc. Advertising. For the 17 years prior to that, Mr. Moore served in various sales and marketing positions with Southern New England Telephone

("SNET"), the last four years of which he served as President of SNET Mobility, Inc., the cellular communications subsidiary of SNET.

  GARY G. VILARDI has served as Vice President--Sales of the Company since April 1, 1997. He has spent 17 years in sales and sales management and has focused on audio, video, and document conferencing sales during the last eight years. From October, 1995 to December, 1996, Mr. Vilardi was Vice President-- Sales with Video-On, Inc., a GE Capital Company specializing in video conferencing. From June, 1995 to October, 1995, he served as Eastern Regional Vice President for Network MCI teleconferencing, and from March, 1990 to June, 1995 he was Vice President of U.S. Sales for Darome Teleconferencing.

  JOHN R. WILLIAMS joined the Company on November 1, 1997 as Vice President-- Operations. Mr. Williams served as General Manager of the Sprint Conference Line, Sprint's audio teleconferencing service bureau business, from July, 1995 to October, 1997. Mr. Williams held positions in product development, marketing, and strategic planning in the Sprint Long Distance Division from November, 1989 to July, 1995. From June, 1984 to November, 1989 he was a National Account Manager at IBM. Mr. Williams recently resigned as Vice President--Operations and will be transitioning his responsibilities over the next 30 to 45 days. Upon separation from the Company, Mr. Williams is expected to provide consulting services to the Company.

  MICHAEL D. SHEPHERD joined the Company on February 2, 1998 as Vice President--Wholesale Sales. Mr. Shepherd served as Vice President of Carrier Sales at Citizens Communications Corporation, a division of Citizens Utilities Companies, Inc. from November, 1997 to February, 1998. From April, 1997 to November of 1997, Mr. Shepherd served as Director--Major Accounts (Western Region) with Citizens Communications Corporation where he was responsible for managing the business relationships with AT&T Communications, Inc., U.S. West Communications, Inc., Pacific Telesis, and several national wireless companies. From April, 1986 to February, 1995, Mr. Shepherd held various sales positions with WorldCom and MCI.

  CLARISSA A. PETERSON joined the Company on August 3, 1998 as Vice President--Human Resources. Ms. Peterson served as Employee Relations Manager at Global One from July, 1997 to July, 1998. From July, 1996 to July, 1997, Ms. Peterson served as Director of Human Resources for Access. From October, 1988 to February, 1996, Ms. Peterson served in various human resource positions for Superior Beverages, Inc., an Anheuser-Busch distributor. Ms. Peterson's final position with Superior Beverages, Inc. was Vice President-- Human Resources.

  C. RAYMOND MARVIN has served as a Vice President of the Company since December 31, 1997. He founded Access in 1987 and served as President and Chief Executive Officer of Access from its inception to December 31, 1997 and as a director of Access from its inception to November 12, 1997.

  JOANNA M. JACOBSON served as a consultant to VIALOG Corporation prior to, and became a Director of the Company on November 12, 1997. Since April, 1996, Ms. Jacobson has been President of Keds, a distributor of athletic footwear and a division of Stride-Rite Corporation. From February, 1995 to March, 1996, she was a partner in Core Strategy Group, a strategic marketing consulting firm. From December, 1991 to September, 1994, Ms. Jacobson was a Senior Vice President of Marketing and Product Development for Converse, Inc., a distributor of athletic footwear.

  DAVID L. LOUGEEE became a Director of the Company on November 12, 1997. Mr. Lougee has been a partner of the law firm of Mirick, O'Connell, DeMallie & Lougee, LLP since 1972. Mr. Lougee is also a director of Meridian Medical Technologies, Inc., a public company in the medical devices and drug delivery business. Mirick, O'Connell, DeMallie & Lougee, LLP serves as outside general counsel to the Company.

  RICHARD G. HAMERMESH became a Director of the Company on June 19, 1998. Dr. Hamermesh is a founder and Managing Partner of The Center for Executive Development ("CED"), an executive education consulting firm in Cambridge, Massachusetts. Prior to founding CED in 1988, he was a member of the faculty of the Harvard Business School from 1976 to 1988. Dr. Hamermesh has provided management consulting services in the areas of strategic planning, organization design, and strategic change and has been an active consultant to the executive development programs of numerous corporations. Dr. Hamermesh currently serves on the Board of Directors of two public companies--BE Aerospace, Inc. and Applied Extrusion Technologies, Inc.

  PATTI R. BISBANO has served as President of the Danbury Center since November 12, 1997. She co-founded CDC in April, 1990 and served as President, Treasurer and as a director of CDC from its inception to November 12, 1997. Ms. Bisbano became a Director of the Company on November 12, 1997.

  EDWARD M. PHILIP became a Director of the Company contemporaneous with the Company's initial public offering. He has served as Chief Financial Officer and Secretary of Lycos, Inc. since December, 1995 and Chief Operating Officer since December, 1996. From July, 1991 to December, 1995, Mr. Philip was employed by The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer. Mr. Philip is also a director of VDI Media, Inc.

  COURTNEY P. SNYDER has served as President of the Cambridge Center since November 12, 1997. He founded TCC in 1987 and served as President, Chief Executive Officer and as a director of TCC from its inception until the Acquisition of TCC by VIALOG Corporation.

  The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected and qualified. Ms. Jacobson and Ms. Bisbano serve in the class whose terms expire in 1999, Mr. Bolduc and Mr. Lougee serve in the class whose terms expire in 2000, and Dr. Hammermesh, elected as a Director on June 19, 1998, and Mr. Philip, whose appointment as Director commenced on February 10, 1999, serve in the class whose terms expire in 2001. Executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified.

  On January 6, 1998, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financial controls, and makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors. The Compensation Committee administers the Company's compensation programs, including the 1996 Stock Plan, and performs such other duties as may from time to time be determined by the Board of Directors.

Item 11. Executive Compensation.

Director Compensation

  Directors who are also employees of the Company or one of its subsidiaries do not receive additional cash compensation for serving as Directors. Ms. Bisbano, a Director of the Company and the President of the Danbury Center, will be granted an option to purchase 2,500 shares of Common Stock following each annual meeting of stockholders if she then serves on the Board of Directors. Each Director who is not an employee of the Company or one of its subsidiaries has been granted options to purchase a total of 20,000 shares of Common Stock at its then fair market value. Following each annual meeting of stockholders, each non-employee Director then in office will be granted an option to purchase 5,000 shares of Common Stock. Each non-employee Director will receive a $10,000 annual retainer payable quarterly in arrears. Additionally, each non-employee Director will receive $1,000 for attendance at each Board of Directors meeting and $500 for each committee meeting (unless held on the same day as a Board of Directors meeting). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof or otherwise incurred in their capacity as Directors.

Compensation Committee Interlocks and Insider Participation

  On January 6, 1998, the Company's Board of Directors established a Compensation Committee, consisting of Mr. Bolduc, Ms. Jacobson and Mr. Lougee. Mr. Bolduc also serves as the Chief Executive Officer, President and a Director of the Company. Mr. Lougee also serves as a Director of the Company and is a partner of Mirick, O'Connell, DeMallie & Lougee, llp, the Company's legal counsel. Prior to the establishment of the Compensation Committee, decisions as to executive compensation were made by the Board of Directors. From January 1, 1997 until February 21, 1997, the Board of Directors consisted of John J. Hassett, Mr. Bolduc and Thomas M. Carroll. Mr. Carroll is the brother-in-law of Mr. Hassett. On February 21, 1997, Mr. Carroll resigned as Director and was replaced by Bruce T. Guzowski. On July 9, 1997, Mr. Guzowski resigned and was replaced by John J. Dion. On November 12, 1997, Mr. Dion and Mr. Hassett resigned as Directors, and Mr. Lougee, Ms. Bisbano, Ms. Jacobson and David L. Lipsky were appointed Directors. Mr. Lipsky's term as a Director expired June 19, 1998, the date of VIALOG's shareholder meeting in lieu of annual meeting. Dr. Hamermesh was elected to succeed Mr. Lipsky as a Director on June 19, 1998.

  There are no compensation committee interlocks.

Executive Compensation

  The following table sets forth the compensation earned by the individual who served as the Company's President during the year ended December 31, 1998 and the Company's four most highly-compensated executive officers other than the President who were serving as executive officers on December 31, 1998 (the "Named Executive Officers").

                          Summary Compensation Table

                                                              Long-Term
                                Annual Compensation         Compensation
                             -------------------------- ---------------------              ---
                                                          Awards    Payouts
                                                        ---------- ----------
                                                                   Securities
                                                        Restricted Underlying     All
                                           Other Annual   Stock     Options/     Other
                             Salary  Bonus Compensation  Award(s)     SARs    Compensation
Name and Principal Position    ($)    ($)      ($)        ($)(1)      (#)         ($)
---------------------------  ------- ----- ------------ ---------- ---------- ------------
Glenn D. Bolduc.........     261,923    0       (2)          0       40,000          0
 President and CEO
C. Raymond Marvin.......     251,308    0       (2)          0      100,000          0
 Vice President
Robert F. Moore.........     163,269    0       (2)          0       25,000          0
 Vice President--
 Marketing and Business
 Development
Courtney P. Snyder......     159,991    0       (2)          0            0      3,969(3)
 President--Cambridge
 Center
Gary G. Vilardi.........     157,308    0       (2)          0       11,000          0
 Vice President--Sales

--------
(1) None of the Named Executive Officers received compensation for their services in the form of restricted stock awards during the fiscal year ended December 31, 1998. However, as of December 31, 1998, each of the Named Executive Officers held restricted shares of the Company's Common Stock as follows:

                                                                   Value($)
      Named Executive Officers             Restricted Shares(#) ($10.00/Share)
      ------------------------             -------------------- --------------
      Glenn D. Bolduc.....................        25,000           250,000
      C. Raymond Marvin...................             0                 0
      Robert F. Moore.....................             0                 0
      Courtney P. Snyder..................        48,780           487,800
      Gary G. Vilardi.....................             0                 0

  The Company has no current plans to pay dividends on the above-referenced restricted shares.

(2) The aggregate amount of the Named Executive Officer's Compensation reportable under this category falls below the reporting threshold of the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officers.
(3) TCC paid an aggregate of $3,969 in premiums on two life insurance policies on the life of Mr. Snyder. Both of the policies were canceled in early 1998.

Employment and Noncompetition Agreements

  The following table sets forth a summary of the terms of the employment arrangements entered into with the Named Executive Officers.

                                                     Current
Name                              Position            Salary             Expires
----                              --------           -------             -------
Glenn D. Bolduc(1)...... President and CEO--VIALOG   $265,000 Terminable upon 30 days notice
C. Raymond Marvin(2).... Vice President--VIALOG      $242,000 November, 1999
Robert F. Moore(3)...... Vice President--Marketing
                         and Business Development    $170,000 Terminable upon 30 days notice
Courtney P. Snyder(4)... President--Cambridge Center $164,000 November, 2000
Gary G. Vilardi(5)...... Vice President--Sales       $160,000 Terminable upon 30 days notice

--------
(1) The Company may immediately terminate Mr. Bolduc's employment agreement for "cause" as defined in the agreement. The Company and Mr. Bolduc each have the right to terminate Mr. Bolduc's employment without cause upon 30 days' prior written notice. If Mr. Bolduc's employment is terminated without cause by the Company, the employment agreement provides for a severance payment of 18 months' then current salary and the continuation of all fringe benefits for 18 months at the Company's expense after the termination of his employment. Mr. Bolduc is entitled to a monthly automobile allowance of $1,000.
(2) Mr. Marvin's employment agreement provides that if Mr. Marvin's employment terminates during the term of his employment other than for cause, death or disability, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or (ii) the remainder of the term of his employment contract.
(3) Mr. Moore's employment agreement provides that if Mr. Moore's employment is terminated by the Company other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits for a period of twelve months, subject to adjustment in the event Mr. Moore obtains new employment during the twelve-month period after the termination of his employment. Mr. Moore is entitled to a monthly automobile allowance of $500.
(4) Mr. Snyder's employment agreement provides that if Mr. Snyder's employment is terminated by the Cambridge Center other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits during a period equal to the greater of (i) one year or
    (ii) the remainder of the term of the employment agreement. Mr. Snyder is entitled to a monthly automobile allowance of $400.
(5) Mr. Vilardi's employment agreement provides that if Mr. Vilardi's employment is terminated by the Company other than for cause, disability or death, he will be entitled to receive his base compensation and group insurance benefits for a period of twelve months, subject to adjustment in the event Mr. Vilardi obtains new employment during the twelve-month period after the termination of his employment. Mr. Vilardi is entitled to a monthly automobile allowance of $500.

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

  The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of Common Stock that may be issued or issuable under the Plan, determined immediately after the grant of any award, may not exceed 3,250,000 shares. Shares of Common Stock subject to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. As of January 1, 1999, there were 756,104 additional shares available for grant under the Plan.

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

  The following table sets forth all options granted to the Named Executive Officers in 1998:

                       Option Grants in Last Fiscal Year

                                      Individual Grants
                         --------------------------------------------
                                        % of                          Potential Realizable
                                       Total                            Value at Assumed
                          Number of   Options                            Annual Rates of
                         Securities  Granted to                               Stock
                         Underlying  Employees  Exercise               Price Appreciation
                           Options   in Fiscal    Price    Expiration          for
  Name                   Granted (#)    Year    ($/Share)     Date       Option Term(4)
  ----                   ----------- ---------- ---------  ---------- ---------------------
                                                                        5%($)      10%($)
                                                                      ---------- ----------
Glenn D. Bolduc.........    40,000       4.9       8.00(1)     (3)       201,250    510,000
C. Raymond Marvin.......   100,000      12.3       5.75(2)     (3)       362,000    916,400
Robert F. Moore.........    25,000       3.1       8.00(1)     (3)       125,800    318,800
Courtney P. Snyder......         0         0          0        (3)             0          0
Gary G. Vilardi.........     1,000       0.1      10.00(2)     (3)         6,290     15,940
                            10,000       1.2       8.00(1)     (3)        50,300    127,500

--------
(1) The exercise price of these options is the initial public offering price per share.
(2) The exercise price of these options is the fair market value on the date of grant as determined by the Board of Directors of the Company. The Board of Directors determined the market value of the Common Stock based on various factors, including the illiquid nature of an investment in the Company's Common Stock, the absence of any operating history, the Company's future prospects and the anticipated initial public offering. In addition, the Company periodically obtained independent valuations of the Company's Common Stock.
(3) If a Named Executive Officer ceases to be employed by the Company, further vesting of the Named Executive Officer's options ceases and all vested options expire 90 days after the date such Named Executive Officer ceases to be employed by the Company. In any event, all options granted to Named Executive Officers terminate 10 years from the date of grant.
(4) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on timing of such exercise and future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

  The following table sets forth the value of all unexercised options held by the Named Executive Officers at the end of 1998:

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                         Value of Unexercised
                               Number of Securities          In-the-Money
                              Underlying Unexercised       Options at Fiscal
                               Options at FY-End (#)        Year End ($)(1)
                             ------------------------- -------------------------
  Name                       Exercisable Unexercisable Exercisable Unexercisable
  ----                       ----------- ------------- ----------- -------------
Glenn D. Bolduc.............   194,587       80,413     1,463,020     262,500
C. Raymond Marvin...........         0      100,000             0     225,000
Robert F. Moore.............    30,087       64,913       168,000     252,000
Courtney P. Snyder..........    30,900       44,100        69,525      99,225
Gary G. Vilardi.............    30,007       30,993       175,020     124,980

--------
(1) There was no public trading market for the Common Stock on December 31, 1998. Accordingly, solely for the purposes of this table, the values in this column have been calculated on the basis of the initial public offering price less the aggregate exercise price of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 22, 1999 by (i) each person known to the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each of the Company's Directors and persons who have consented to be named as Directors (the "Named Directors"),
(iii) each Named Executive Officer, and (iv) all executive officers, Directors and Named Executive Officers as a group. All persons listed have an address in care of the Company's principal executive office and have sole voting and investment power with respect to their shares unless otherwise indicated. As of March 22, 1999, the Company had outstanding 8,298,670 shares of Common Stock.

                                            Number of Shares
  Name                                    Beneficially Owned(1) Percent of Class
  ----                                    --------------------- ----------------
John J. Hassett.........................       937,762  (2)           11.3
Glenn D. Bolduc.........................       268,170  (3)            3.2
Patti R. Bisbano........................        89,676  (4)            1.1
Courtney P. Snyder......................        85,980  (5)            1.0
David L. Lougee.........................        71,338  (6)              *
Robert F. Moore.........................        38,170  (7)              *
Gary V. Vilardi.........................        35,006  (8)              *
C. Raymond Marvin.......................        13,000  (9)              *
Joanna M. Jacobson......................        10,000 (10)              *
Richard G. Hamermesh....................         6,006 (11)              *
Edward M. Philip........................         4,008 (12)              *
All executive officers, Directors and
 Named Executive Officers as a group (14
 persons)...............................           761,090             9.1

--------
*   Less than 1%.

 (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
 (2) Includes 837,762 shares held by Mr. Hassett and 100,000 shares held by Susan C. Hassett, the spouse of Mr. Hassett. Does not include 60,000 shares held by J. Michael Powell as Trustee for Mr. Hassett's two minor children, as to which Mr. Hassett disclaims beneficial ownership.
 (3) Includes 34,000 shares held by Mr. Bolduc, 204,170 shares with respect to which options held by Mr. Bolduc may be exercised as of June 1, 1999 and 30,000 shares held by Grace K. Bolduc, the spouse of Mr. Bolduc, as Trustee for their three minor children.
 (4) Includes 52,174 shares issued to Ms. Bisbano in connection with the Original Acquisition and 37,502 shares with respect to which options granted to Ms. Bisbano may be exercised as of June 1, 1999.
 (5) Includes 48,780 shares issued to Mr. Snyder in connection with the Original Acquisition and 37,200 shares with respect to which options granted to Mr. Snyder may be exercised as of June 1, 1999.
 (6) Includes 64,000 shares held by Mr. Lougee and 7,338 shares with respect to which options held by Mr. Lougee may be exercised as of June 1, 1999.
 (7) Includes 38,170 shares with respect to which options held by Mr. Moore may be exercised as of June 1, 1999.
 (8) Includes 35,006 shares with respect to which options held by Mr. Vilardi may be exercised as of June 1, 1999.
 (9) Includes an estimated 13,000 shares with respect to which options held by Mr. Marvin may be exercised as of June 1, 1999.
(10) Includes 10,000 shares with respect to which options held by Ms. Jacobson may be exercised as of June 1, 1999.
(11) Includes 6,006 shares with respect to which options held by Dr. Hamermesh may be exercised as of June 1, 1999.
(12) Includes 4,008 shares with respect to which options to be granted to Mr. Philip may be exercised as of June 1, 1999.

Item 13. Certain Relationships and Related Transactions.

  Glenn D. Bolduc, President and Chief Executive Officer of the Company, owned approximately five percent of the issued and outstanding common stock of MultiLink, a principal supplier of MCUs to the Company, prior to the acquisition of MultiLink by PictureTel Corporation in 1997. In 1995, 1996 and 1997, aggregate purchases of MCUs and ancillary services from MultiLink by the Operating Centers were approximately $889,000, $811,000 and $878,000, respectively. Currently, Mr. Bolduc owns less than 1% of the outstanding shares of capital stock of PictureTel Corporation.

  David L. Lougee, one of the Company's Directors, is a partner of Mirick, O'Connell, DeMallie & Lougee, LLP, the law firm currently retained as the Company's legal counsel. In 1998, the Company paid Mirick, O'Connell, DeMallie & Lougee, LLP an aggregate of approximately $844,000 in legal fees and expenses for legal services provided to VIALOG.

  TCC provides teleconferencing services to customers of a company owned by Susan C. Hassett, spouse of John J. Hassett, for which TCC recorded revenues of $175,000, $230,000 and $220,000 in 1996, 1997 and 1998, respectively.

  On November 6, 1997, John J. Hassett entered into a stockholder agreement with the Company that provides, among other things, that while any Senior Notes remain outstanding or any obligation of the Company or the Operating Centers (as subsidiary guarantors) with respect thereto remains unpaid finally and in full, (i) with respect to all matters submitted to a vote of the stockholders of the Company regarding the appointment, election or removal of directors or officers of the Company, Mr. Hassett will vote any shares of voting stock of the Company over which he has direct or indirect voting power in the same proportion as the votes cast in favor of and against the particular matter voted upon, by all of the other stockholders of the Company, and (ii) Mr. Hassett will not serve as a director or officer of the Company or any subsidiary. For the period December, 1997 to December, 1998, John J. Hassett provided consulting services to the Company in consideration of fees totaling $90,000.

  The Company terminated the employment of David L. Lipsky, former President of the Oradell Center, in June, 1998. On July 22, 1998, the Company and Mr. Lipsky signed an agreement resolving a dispute regarding his employment and position at the Oradell Center. The Company agreed to pay Mr. Lipsky a sum of $309,000, less required witholdings and deductions, in satisfaction of amounts due under his employment agreement and to include Mr. Lipsky as a selling stockholder in the initial public offering with respect to the 267,826 shares of Common Stock owned by Mr. Lipsky. In exchange, Mr. Lipsky agreed, among other things, to cancel all of his vested and unvested stock options, release the Company from all claims, refrain from acquiring any voting securities of the Company for ten years, and acknowledge the termination of his employment as President of the Oradell Center and his term as a Director of the Company.

Company Policy

  The Company has implemented a policy whereby neither the Company nor any subsidiary (which includes the Operating Centers) will enter into contracts or business arrangements with persons or entities owned in whole or in part by officers or directors of the Company or any subsidiary except on an arms-length basis and with the approval of the Company's Board of Directors. The Company's By-Laws require that any approval must be by a majority of the independent Directors then in office who have no interest in such contract or transaction.

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

    3.Exhibits

      See Exhibit Index.

  (b)Reports on Form 8-K

  The Company filed a Form 8-K on October 26, 1998 to report that the Company executed a two year, $15.0 million credit facility with Coast Business Credit, a division of Southern Pacific Bank.

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
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

  2.11+   Agreement and Plan of Reorganization by and among VIALOG Corporation,
          ABC Acquisition Corporation, A Business Conference-Call, Inc. and
          Daniel L. Barber and Robert M. Kalla dated as of May 23, 1998.

  2.12++  First Amendment to Agreement and Plan of Reorganization By and Among
          VIALOG Corporation, ABC Acquisition Corporation, A Business
          Conference-Call, Inc. and Daniel L. Barber and Robert M. Kalla Dated as of June 5, 1998.

  2.13+++ Second Amendment to Agreement and Plan of Reorganization By and Among
          VIALOG Corporation, ABC Acquisition Corporation, A Business
          Conference-Call, Inc. and Daniel L. Barber and Robert M. Kalla Dated as of September 28, 1998.

  2.14+++ Third Amendment to Agreement and Plan of Reorganization By and Among
          VIALOG Corporation, ABC Acquisition Corporation, A Business
          Conference-Call, Inc. and Daniel L. Barber and Robert M. Kalla Dated as of December 19, 1998.


 Exhibit
  Number                               Description
 -------                               -----------
  2.15+++ Agreement and Plan of Reorganization By and Among VIALOG Corporation,
          CPI Acquisition Corporation and Conference Pros International, Inc.
          and Michael Burns Dated as of November 30, 1998.

  2.16+++ Agreement and Plan Reorganization By and Among VIALOG Corporation,
          Better Acquisition Corporation, and A Better Conference, Inc. and
          Patricia A. Cranford and Otis Cranford and Matthew Cranford Dated as of December 30, 1998.

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

  3.16    By-Laws of American Conferencing Company, Inc.

  3.17    Certificate of Incorporation of Call Points, Inc. (f/k/a Call Points
          Acquisition Corporation).

  3.18    Certificate of Amendment of Certificate of Incorporation of Call
          Points Evidencing Name Change, Filed with the Secretary of State of
          Delaware.

  3.19    By-Laws of Call Points, Inc.

  4.1++ Form of certificate evidencing ownership of Common Stock of the Company.

  4.2     Indenture Dated as of November 12, 1997 Among VIALOG Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Kendall Square Teleconferencing, Inc., American Conferencing
          Company, Inc., Communication Development Corporation Inc., Call
          Points, Inc. and State Street Bank and Trust Company (including Forms of Series A Security and Series B Security attached to the Indenture as Exhibits A-1 and A-2, respectively).


 Exhibit
  Number                               Description
 -------                               -----------
  4.3     Unit Agreement Dated as of November 12, 1997 By and Among VIALOG
          Corporation, Telephone Business Meetings, Inc., Conference Source
          International, Inc., Call Points, Inc., Kendall Square
          Teleconferencing, Inc., American Conferencing Company, Inc.,
          Communications Development Corporation, and State Street Bank and
          Trust Company (including Form of Unit Certificate attached to the
          Unit Agreement as Exhibit A).

  4.4     Warrant Agreement Dated as of November 12, 1997 Between VIALOG
          Corporation and State Street Bank and Trust Company (including Form of Warrant Certificate attached to the Warrant Agreement as Exhibit
          A).

  4.5     Security Holders' and Registration Rights Agreement Dated as of
          November 12, 1997 Among VIALOG Corporation and Jefferies & Company,
          Inc.

  4.6     Registration Rights Agreement Dated as of November 12, 1997 By and
          Among VIALOG Corporation, Kendall Square Teleconferencing, Inc., AMCS
          Acquisition Corporation, Communication Development Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Call Points Acquisition Corporation and Jefferies & Company,
          Inc.--see Exhibit 1.2.

  4.7++++ Exchange Agent Agreement Dated as of February 9, 1998.

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

 10.11    Amendment to Employment Agreement between the Company and C. Raymond
          Marvin Effective as of December 31, 1997.

 10.12    Employment Agreement By and Between CSII Acquisition Corporation and
          Judy B. Crawford Dated as of November 12, 1997.

 10.13    Employment Agreement By and Between Kendall Square Teleconferencing,
          Inc. and Courtney Snyder Dated November 12, 1997.

 10.14    Employment Agreement By and Between American Conferencing Company,
          Inc. and David Lipsky Dated as of November 12, 1997.


  Exhibit
  Number                                Description
  -------                               -----------
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

 10.17 Employment Agreement By and Between the Company and John Dion Dated as of November 4, 1996.

 10.18     Employment Agreement By and Between the Company and Gary Vilardi
           Dated as of April 1, 1997.

 10.19     Employment Agreement By and Between the Company and Robert Moore
           Dated as of October 20, 1997.

 10.20     Employment Agreement By and Between the Company and John Williams
           Dated as of October 14, 1997.

 10.21++++ Employment Agreement By and Between Call Points, Inc. And Olen E.
           Crawford Dated as of November 20, 1997.

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

 10.27     Lease Between Ropir Communications and Call Points, Inc. Commencing
           May 1, 1995.

 10.28     Amendment to Lease Between Ropir Industries, Inc. and Call Points,
           Inc.

 10.29     Equipment Lease between Kendall Square Teleconferencing, Inc. and
           Wasco Funding Corp. Dated July 31, 1997.

 10.30     Sublease between Eisai Research Institute of Boston, Inc. and VIALOG
           Corporation Dated as of August 20, 1997.

 10.31*    Assignment of Lease between Telephone Business Meetings, Inc. and
           CMC Datacomm, Inc. dated as of March 13, 1998.

 10.32**   Letter Agreement between Nolan Enterprises and Communication
           Development Corporation Dated March 31, 1998.

 10.33**   Fourth Lease Modification & Extension Agreement by and between
           Danbury Executive Tower Investment Group Limited Liability
           Partnership and Communication Development Corporation Dated April
           1998.

 10.34** Lease between Connecticut General Life Insurance Company, on behalf of its Separate Account R, and VIALOG Corporation Dated April 7,
           1998.


 Exhibit
  Number                               Description
 -------                               -----------
 10.35+++ Lease Agreement By and Between Executive Park, T.I.C. and VIALOG
          Corporation Dated as of August 3, 1998.

 10.36+++ Employment Agreement By and Between VIALOG Corporation and Clarissa
          Peterson Dated as of August 3, 1998.

 10.37*** Loan & Security Agreement Dated as of September 30, 1998 by and between Kendall Square Teleconferencing, Inc.; Conference Source
          International, Inc.; Telephone Business Meetings, Inc.; Call Points,
          Inc.; American Conferencing Company, Inc.; and Communication
          Development Corporation.

 10.38*** Secured Term Note Dated September 30, 1998 in the principal amount of
          $4,000,000 delivered by Kendall Square Teleconferencing, Inc.;
          Conference Source International, Inc.; Telephone Business Meetings,
          Inc.; Call Points, Inc.; American Conferencing Company, Inc.; and
          Communication Development Corporation to Coast Business Credit, a division of Southern Pacific Bank.

 10.39*** Secured Term Note Dated September 30, 1998 in the principal amount of
          $1,500,000 delivered by Kendall Square Teleconferencing, Inc.;
          Conference Source International, Inc.; Telephone Business Meetings,
          Inc.; Call Points, Inc.; American Conferencing Company, Inc.; and
          Communication Development Corporation to Coast Business Credit, a division of Southern Pacific Bank.

 10.40*** Security Agreement Dated September 30, 1998 by and Between VIALOG
          Corporation and Coast Business Credit, a division of Southern Pacific
          Bank.

 10.41*** Continuing Guaranty Dated September 30, 1998 executed by VIALOG
          Corporation in favor of Coast Business Credit, a division of Southern
          Pacific Bank.

 11.1**** Statement regarding Computation of Earnings Per Share.

 21.1**** Subsidiaries of the Company.

 27.1**** Financial Data Schedule.

--------
All non-marked Exhibits listed above are incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041).
+ Incoroporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on May 28, 1998.
++ Incorporated by Reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1998 (File No. 333-53395).
+++ Incorporated by Reference to the Exhibits to Amendment No. 3 to the
    Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 1998 (File No. 333-53395).
++++ Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 1998 (File No. 333-44041).
* Incorporated by reference to the Exhibits to Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 333-22585).
** Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1998.
*** Incorporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on October 26, 1998.
**** Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation

                                                  /s/ Glenn D. Bolduc
                                          By: _________________________________
                                                      Glenn D. Bolduc,
                                               President and Chief Executive
                                                          Officer
Date: March 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Glenn D. Bolduc             President, Chief Executive   March 26, 1999
By: __________________________________  Officer and Director
           Glenn D. Bolduc

         /s/ John J. Dion              Vice President--Finance,     March 30, 1999
By: __________________________________  Treasurer, Principal
             John J. Dion               Financial Officer and
                                        Principal Accounting
                                        Officer

      /s/ Joanna M. Jacobson           Director                     March 30, 1999
By: __________________________________
          Joanna M. Jacobson

       /s/ David L. Lougee             Director                     March 30, 1999
By: __________________________________
           David L. Lougee

       /s/ Patti R. Bisbano            Director                     March 26, 1999
By: __________________________________
           Patti R. Bisbano

     /s/ Richard G. Hamermesh          Director                     March 26, 1999
By: __________________________________
         Richard G. Hamermesh

       /s/ Edward M. Philip            Director                     March 30, 1999
By: __________________________________
           Edward M. Philip