Form 10-Q
period 1999-03-31
VIALOG CORP
filed 1999-05-17
CIK 1016601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

Yes [X]    No [ ]

At May 12, 1999 the registrant had outstanding an aggregate of 8,547,962 shares of its Common Stock, $.01 par value.

                               VIALOG CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

          Basis of Presentation                                                3

          Pro Forma Consolidated Statement of Operations (Unaudited) for the
          Three Months Ended March 31, 1999                                    4

          Notes to Pro Forma Consolidated Statement of Operations (Unaudited)  5

HISTORICAL FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1998 and
          March 31, 1999 (Unaudited)                                           6

          Consolidated Statements of Operations (Unaudited) for the
          Three Months Ended March 31, 1998 and 1999                           7

          Consolidated Statements of Cash Flows (Unaudited) for the
          Three Months Ended March 31, 1998 and 1999                           8

          Notes to Consolidated Financial Statements (Unaudited)            9-12

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            13-17



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18


Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

Exhibit Index                                                                 20


                               VIALOG CORPORATION
           UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                              BASIS OF PRESENTATION



     The following unaudited pro forma consolidated Statement of Operations gives effect to (i) the acquisitions by VIALOG Corporation on February 10, 1999 of all of the stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"), and
(ii) the consummation of an initial public offering of common stock as if they had occurred on January 1, 1999. The acquisitions were accounted for using the purchase method of accounting. The pro forma statement is based on the historical financial statements of VIALOG Corporation, ABCC, CPI and ABCI and includes pro forma adjustments based upon estimates, currently available information and certain assumptions that management deems appropriate. The unaudited pro forma statement presented herein is not necessarily indicative of the results that would have been obtained had such events occurred on January 1, 1999, as assumed, or of future results. The unaudited pro forma consolidated Statement of Operations should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.

                               VIALOG CORPORATION
           UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                 (In thousands, except share and per share data)



                                                                       1/1/99 - 2/10/99                 Pro Forma
                                                   VIALOG         --------------------------  ------------------------------
                                                    Corp.         ABCC       CPI       ABCI   Adjustments(1) Consolidated(1)
                                                    -----         ----       ---       ----   -------------- ---------------
Net revenues                                    $    15,882      $1,058     $ 444      $ 408      $--       $    17,792
Cost of revenues, excluding depreciation              7,633         295       214        137                      8,279
Selling, general and administrative expense           4,834         224       136        145        (98)(a)       5,241
Depreciation expense                                    881          23        15         26                        945
Amortization of goodwill and intangibles                830        --        --         --          170(b)        1,000
                                                -----------      ------     -----      -----      -----     -----------
        Operating income (loss)                       1,704         516        79        100        (72)          2,327
Interest expense, net                                (3,371)       --          (5)        (9)      --            (3,385)
                                                -----------      ------     -----      -----      -----     -----------
        Income (loss) before income taxes            (1,667)        516        74         91        (72)         (1,058)
Income tax expense                                      (50)       --        --         --         --               (50)
                                                -----------      ------     -----      -----      -----     -----------
        Net income (loss)                       $    (1,717)     $  516     $  74      $  91      $ (72)    $    (1,108)
                                                ===========      ======     =====      =====      =====     ===========

Net loss per share - basic and diluted          $     (0.28)                                                $     (0.13)(c)
                                                ===========                                                 ===========

Weighted average shares outstanding               6,032,774                                                   8,332,774(c)
                                                ===========                                                 ===========


-------------------------------------------------

(1) See Note 3 to unaudited pro forma consolidated financial statement.

                               VIALOG CORPORATION
       NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


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

(2) Acquisitions

Concurrent with the closing of the initial public offering, VIALOG Corporation acquired all of the issued and outstanding stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"). The acquisitions were accounted for using the purchase method of accounting.

The following table sets forth for each acquired company the consideration paid its common stockholders.

                                               Cash(1)
                                           (in thousands)
                                           --------------
          ABCC                                 $16,226
          CPI                                    6,000
          ABCI                                   6,200
                                               -------

          Total Consideration                  $28,426
                                               =======

----------
(1) Excludes tax reimbursements of approximately $300,000 to certain stockholders of certain of the acquired companies.

The total purchase price of the acquired companies was $29.2 million and consists of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $460,000 of acquisition costs and approximately $300,000 related to tax reimbursements. Of the purchase price, $1.7 million has been allocated to the identifiable assets acquired and liabilities assumed and the balance of $27.5 million has been allocated to intangible assets on a preliminary basis. In management's opinion, the preliminary estimates regarding allocation of the purchase price are not expected to differ materially from the final adjustments.

(3) Unaudited Pro Forma Consolidated Statement of Operations Adjustments


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

     (c) The pro forma loss per share is computed by dividing the net loss by the weighted average number of shares outstanding. The calculation of the weighted average number of shares outstanding assumes that the 4,600,000 shares of the Company's common stock issued in connection with the initial public offering were outstanding for the entire period.

                               VIALOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                      December 31,     March 31,
                                                                          1998           1999
                                                                       ---------       ---------
                                                                                      (Unaudited)
                                     ASSETS

Current assets:

     Cash and cash equivalents                                         $     232       $   3,526
     Accounts receivable, net of allowance for
       doubtful accounts of $164 and $312,respectively                     7,391          11,301
     Prepaid expenses                                                        425             501
     Deferred offering costs                                                 596            --
     Other current assets                                                    165             221
                                                                       ---------       ---------
         Total current assets                                              8,809          15,549

Property and equipment, net                                               11,987          15,353
Deferred debt issuance costs                                               5,429           5,202
Goodwill and intangible assets, net                                       41,679          68,345
Other assets                                                               1,362             603
                                                                       =========       =========
         Total assets                                                  $  69,266       $ 105,052
                                                                       =========       =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities :
     Revolving line of credit                                          $   2,057       $   2,332
     Current portion of long-term debt                                     1,465           2,030
     Accounts payable                                                      3,064           3,046
     Accrued interest expense                                              1,215           3,606
     Accrued expenses and other liabilities                                3,386           3,992
                                                                       ---------       ---------
         Total current liabilities                                        11,187          15,006

Long-term debt, less current portion                                      74,189          74,127
Other long-term liabilities                                                  482             664

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; none issued and outstanding                              --              --
     Common stock, $0.01 par value; 30,000,000 shares authorized;
       3,693,672 and 8,399,066 shares in 1998 and 1999,
        respectively, issued and outstanding                                  37              84
     Additional paid-in capital                                           11,854          45,371
     Accumulated deficit                                                 (28,483)        (30,200)
                                                                       ---------       ---------
         Total stockholders' equity (deficit)                            (16,592)         15,255
                                                                       =========       =========
         Total liabilities and stockholders' equity (deficit)          $  69,266       $ 105,052
                                                                       =========       =========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In thousands, except share and per share data)



                                                      Three Months Ended March 31,
                                                    --------------------------------
                                                        1998                 1999
                                                    -----------          -----------
Net revenues                                        $    11,290          $    15,882
Cost of revenues, excluding depreciation                  6,121                7,633
Selling, general and administrative expense               3,506                4,834
Depreciation expense                                        584                  881
Amortization of goodwill and intangibles                    628                  830
                                                    -----------          -----------
     Operating income                                       451                1,704
Interest expense, net                                    (3,045)              (3,371)
                                                    -----------          -----------
     Loss before income tax expense                      (2,594)              (1,667)
Income tax expense                                         --                    (50)
                                                    -----------          -----------
     Net loss                                       $    (2,594)         $    (1,717)
                                                    ===========          ===========

Net loss per share - basic and diluted              $     (0.73)         $     (0.28)
                                                    ===========          ===========
Weighted average shares outstanding                   3,542,668            6,032,774
                                                    ===========          ===========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                1998              1999
                                                                              --------          --------
Cash flows from operating activities:
     Net loss                                                                 $ (2,594)         $ (1,717)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                              584               881
         Amortization of goodwill and intangibles                                  628               830
         Amortization of debt issuance costs and debt discount                     748               784
         Provision for doubtful accounts                                            55                62
         Compensation expense for issuance of common stock and options            --                  52
     Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
         Accounts receivable                                                    (1,330)           (2,327)
         Prepaid expenses and other current assets                                (172)              (57)
         Other assets                                                               20               567
         Accounts payable                                                          366              (557)
         Accrued expenses                                                        1,803             2,691
         Other long-term liabilities                                                19              (196)
                                                                              --------          --------
              Cash flows provided by operating activities                          127             1,013
                                                                              --------          --------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                             --             (29,095)
     Additions to property and equipment                                        (1,600)           (2,590)
                                                                              --------          --------
              Cash flows used in investing activities                           (1,600)          (31,685)
                                                                              --------          --------


Cash flows from financing activities:
     Advances on line of credit, net                                              --                 275
     Payments of long-term debt, net                                              (104)             (401)
     Proceeds from issuance of common stock                                         25            33,512
     Deferred offering costs                                                      --                 596
     Deferred debt issuance costs                                                 --                 (16)
                                                                              --------          --------
              Cash flows provided by (used in) financing activities                (79)           33,966
                                                                              --------          --------
Net increase (decrease) in cash and cash equivalents                            (1,552)            3,294
Cash and cash equivalents at beginning of period                                 9,567               232
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $  8,015          $  3,526
                                                                              ========          ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                             $     36          $    202
                                                                              ========          ========
         Taxes                                                                $   --            $   --
                                                                              ========          ========

     Acquisitions of businesses:
         Assets acquired                                                      $   --            $ 31,041
         Liabilities assumed                                                      --              (1,855)
                                                                              --------          --------
         Cash paid                                                                --              29,186
         Less cash acquired                                                       --                 (91)
                                                                              --------          --------
                   Net cash paid for acquisitions of businesses               $   --            $ 29,095
                                                                              ========          ========



          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter ended March 31, 1999 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Description of Business

VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996. The Company was formed to create a national independent provider of audio, video and Internet conferencing services. On November 12, 1997, the Company sold $75.0 million in senior notes due 2001 (the "Senior Notes"), in a private placement (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired, in separate transactions (the "Original Acquisitions"), six private conference service bureaus in exchange for cash and shares of its common stock.

Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it related to the Original Acquisitions and the completion of financing transactions to fund the Original Acquisitions.

(3) Initial Public Offering

On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts, commissions and offering expenses were approximately $32.7 million. Of the net proceeds, approximately $29.2 million was used to acquire three private conference service bureaus (as discussed in Note 4). In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.2 million will be used for working capital and general corporate purposes.

(4)  Acquisitions

On February 10, 1999 the Company acquired all of the issued and outstanding stock of A Business Conference - Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"). These acquisitions occurred contemporaneously with the closing of the initial public offering of the Company's common stock. Each of the acquisitions (together with the Original Acquisitions, each an "Operating Center"; collectively, the "Operating Centers") is a wholly-owned subsidiary of the Company. The acquisitions were accounted for using the purchase method of accounting.

The total purchase price of the acquired companies was $29.2 million and consisted of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $460,000 of acquisition costs and approximately $300,000 related to tax reimbursements. The total purchase price was allocated, on a preliminary basis, as follows (in thousands):


                Working capital                         $    967
                Property and equipment, net                1,657
                Goodwill and intangible assets            27,494
                Other assets                                  78
                Long-term liabilities                    (1,010)
                                                        ---------
                                                        $ 29,186
                                                        =========

The purchase price exceeded the fair value of the net assets by an estimated $27.5 million. The excess was allocated to goodwill and other intangibles on a preliminary basis, and is being amortized over periods from 5 to 25 years. In management's opinion, the preliminary estimates regarding allocation of the purchase price are not expected to differ materially from the final adjustments. In addition, the Company repaid $305,000 of long-term debt of the acquired companies.


(5) Long-Term Debt

Long-term debt consists of the following:

                                                    December 31,  March 31,
                                                        1998         1999
                                                       -------     -------
                                                          (in thousands)
        12 3/4% Senior Notes Payable, due 2001,
          net of unamortized discount of $3,115 and
          $2,843, respectively                         $71,885     $72,157
        Term loans                                       3,030       2,755
        Capitalized lease obligations                      669         592
        Other long-term debt                                70         653
                                                       -------     -------
              Total long-term debt                      75,654      76,157
              Less current portion                       1,465       2,030
                                                       =======     =======
              Total long-term debt, less
                current portion                        $74,189     $74,127
                                                       =======     =======

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

(6) Net Loss Per Share

As the Company was in a net loss position for the three months ended March 31, 1998 and 1999, common stock equivalents of 1,837,262 and 1,671,434 respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three months ended March 31, 1998 and 1999 is the same as basic net loss per share and, therefore, has not been presented separately.

(7) Non-recurring Charge

During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January, 1999, after which time the Atlanta facility was vacated and its traffic managed by operators in the Montgomery Center as well as other Operating Centers. During the three months ended March 31, 1999, the Company paid out approximately $243,000 related to personnel reductions and the facility closing.

(8) Supplemental Consolidating Condensed Financial Information

The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the three months ended March 31, 1999. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                              VIALOG                                       Call
                               Corp.        Access           CSI           Points          ABCC            TCC          ABCI
                               -----        ------           ---           ------          ----            ---          ----
                                                                      (In thousands)
Balance Sheet Information
 as of March 31, 1999
 (unaudited)
Total current
  assets                    $  (3,051)     $   7,285      $    --        $   6,160      $   1,922      $   2,168      $     581
Property and
  equipment, net                  683          6,493           --            4,614            802            973            459
Investment in
  subsidiaries                 86,307           --             --             --             --             --             --
Goodwill and
  intangible assets,
  net                            --           14,803           --           17,460         15,216          3,687          5,960
Other assets                    5,332            260           --               64           --                8             70
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Total assets             $  89,271      $  28,841      $    --        $  28,298      $  17,940      $   6,836      $   7,070
                            =========      =========      =========      =========      =========      =========      =========
Current liabilities         $   8,310      $   1,850      $    --        $   2,143      $     580      $     446      $     473
Long-term debt,
  excluding current
  portion                      73,810              4           --              138           --               67             15
Other liabilities                --              265           --              264           --             --              113
Stockholders' equity
  (deficit)                     7,151         26,722           --           25,753         17,360          6,323          6,469
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Total liabilities
     and stockholders'
     equity (deficit)       $  89,271      $  28,841      $    --        $  28,298      $  17,940      $   6,836      $   7,070
                            =========      =========      =========      =========      =========      =========      =========

Statement of Operations
 Information for
 the Three Months
 Ended March 31, 1999
 (unaudited)

Net revenues                $    --        $   6,422      $     374      $   3,856      $   1,329      $   1,823      $     517
Cost of revenues,
  excluding
  depreciation                   --            2,886            236          2,265            396            869            161
Selling, general
  and administrative
  expenses                      3,180            465             26            318            146            251            105
Depreciation expense               37            382             40            205             28             65             30
Amortization of
  goodwill and
  intangibles                    --              218             72            205            118             51             46
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Operating income (loss)     (3,217)         2,471           --              863            641            587            175
Interest income
  (expense), net               (3,337)          --               (4)           (10)          --               (6)            (6)
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Loss before
     income tax
     expense                   (6,554)         2,471             (4)           853            641            581            169
Income tax expense               --              (50)          --             --             --             --             --
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Net income (loss)        $  (6,554)     $   2,421      $      (4)     $     853      $     641      $     581      $     169
                            =========      =========      =========      =========      =========      =========      =========

Cash Flow Information
 for the Three Months
 Ended March 31, 1999
(unaudited)

Cash flows provided
  by (used in)
  operating activities      $  (1,406)     $     (90)     $  17,687      $ (16,423)     $     879      $     (38)     $     226
Cash flows provided
  by (used in)
  investing activities        (29,254)          (961)         1,602         (2,765)           (68)           (43)           (31)
Cash flows provided
  by (used in)
  financing activities         33,580            506        (19,350)        19,292           --              (28)           (96)
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
Net increase (decrease)
  in cash and cash
  equivalents                   2,920           (545)           (61)           104            811           (109)            99
Cash and cash
  equivalents at
  the beginning of
  period                           90           --               61             61           --             --             --
                            ---------      ---------      ---------      ---------      ---------      ---------      ---------
Cash and cash
  equivalents at
  the end of period         $   3,010      $    (545)     $    --        $     165      $     811      $    (109)     $      99
                            =========      =========      =========      =========      =========      =========      =========

                                 CPI          Americo          CDC       Eliminations   Consolidated
                                 ---          -------          ---       ------------   ------------
                                                          (In thousands)
Balance Sheet Information
 as of March 31, 1999
 (unaudited)
Total current
  assets                      $     463      $    (633)     $     654      $    --        $  15,549
Property and
  equipment, net                    490            627            212           --           15,353
Investment in
  subsidiaries                     --             --             --          (86,307)          --
Goodwill and
  intangible assets,
  net                             6,108          2,773          2,338           --           68,345
Other assets                       --               65              6           --            5,805
                              ---------      ---------      ---------      ---------      ---------
   Total assets               $   7,061      $   2,832      $   3,210      $ (86,307)     $ 105,052
                              =========      =========      =========      =========      =========
Current liabilities           $     798      $     313      $      93      $    --        $  15,006
Long-term debt,
  excluding current
  portion                            29             64           --             --           74,127
Other liabilities                  --             --               22           --              664
Stockholders' equity
  (deficit)                       6,234          2,455          3,095        (86,307)        15,255
                              ---------      ---------      ---------      ---------      ---------
   Total liabilities
     and stockholders'
     equity (deficit)         $   7,061      $   2,832      $   3,210      $ (86,307)     $ 105,052
                              =========      =========      =========      =========      =========

Statement of Operations
 Information for the Three
 Months Ended March 31, 1999
(unaudited)

Net revenues                  $     477      $     719      $     666      $    (301)     $  15,882
Cost of revenues,
  excluding
  depreciation                      236            399            486           (301)         7,633
Selling, general
  and administrative
  expenses                          106            119            118           --            4,834
Depreciation expense                 19             30             45           --              881
Amortization of
  goodwill and
  intangibles                        48             39             33           --              830
                              ---------      ---------      ---------      ---------      ---------
   Operating income
     (loss)                          68            132            (16)          --            1,704
Interest income
  (expense), net                     (5)            (3)          --             --           (3,371)
                              ---------      ---------      ---------      ---------      ---------
   Loss before
     income tax
     expense                         63            129            (16)          --           (1,667)
Income tax expense                 --             --             --             --              (50)
                              ---------      ---------      ---------      ---------      ---------
   Net income (loss)          $      63      $     129      $     (16)     $    --        $  (1,717)
                              =========      =========      =========      =========      =========

Cash Flow Information
for the Three Months
Ended March 31, 1999
(unaudited)

Cash flows provided
  by (used in)
  operating activities        $      74      $      53      $      51      $    --        $   1,013
Cash flows provided
  by (used in)
  investing activities              (72)           (53)           (40)          --          (31,685)
Cash flows provided
  by (used in)
  financing activities               68             (6)          --             --           33,966
                              ---------      ---------      ---------      ---------      ---------
Net increase (decrease)
  in cash and cash
  equivalents                        70             (6)            11           --            3,294
Cash and cash
  equivalents at
  the beginning of
  period                           --             --               20           --              232
                              ---------      ---------      ---------      ---------      ---------
Cash and cash
  equivalents at
  the end of period           $      70      $      (6)     $      31      $    --        $   3,526
                              =========      =========      =========      =========      =========

Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three months ended March 31, 1999 and the Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

VIALOG Corporation

     Results of Operations

The Company was incorporated on January 1, 1996. On February 10, 1999, the Company completed an initial public offering of common stock and contemporaneously acquired three private conference service bureaus.

Net revenues. Net revenues increased approximately $4.6 million, or 41%, from $11.3 million to $15.9 million for the three months ended March 31, 1998 and 1999, respectively. The increase was primarily due to increased call volumes for audio and video conferencing services as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston Center's net revenues of $2.0 million, or 47.5%, from $4.4 million to $6.4 million for the three months ended March 31, 1998 and 1999, respectively, which consisted of increased sales of teleconferencing services of approximately $600,000 and $1.4 million to existing and new customers, respectively, (ii) an increase in the Cambridge Center's net revenues of $432,000, or 31.1%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, and
(iii) an increase of $2.3 million relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999.

The Company's largest outsourcing customer has acquired a competitor of the Company. The customer, representing approximately 9% of the Company's 1998 consolidated net revenues, has verbally informed the Company that it will honor its current outsourcing contract with the Company, which expires in August 1999. Although a significant reduction in or loss of net revenues from this customer could reduce the Company's expected net revenues and operating results in the near term, the Company believes that the long-term impact to net revenues and results of operations will not be significant.

Cost of revenues excluding depreciation. Cost of revenues, excluding depreciation increased approximately $1.5 million, or 25%, from $6.1 million to $7.6 million for the three months ended March 31, 1998 and 1999, respectively, but decreased as a percentage of revenue from 54.2% to 48.1% for the three months ended March 31, 1998 and 1999, respectively. The dollar increase was primarily attributable to (i) an increase in the Reston Center's cost of revenues, excluding depreciation of $792,000, or 38.1%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, (ii) an increase in the Cambridge Center's cost of revenues, excluding depreciation of $148,000, or 20.5%, resulting from increased telecommunications costs associated with increased call volumes, and (iii) an increase of $793,000 relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the addition of the Chaska, Houston and Palm Springs Operating Centers.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million, or 38%, from $3.5 million to $4.8 million for the three months ended March 31, 1998 and 1999, respectively. The increase was primarily attributable to (i) an increase in selling expense of $797,000 primarily due to the deployment of a national sales force throughout 1998, and (ii) an increase of $357,000 relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999.

Depreciation and amortization expense. Depreciation and amortization expense increased $499,000 from $1.2 million to $1.7 million for the three months ended March 31, 1998 and 1999, respectively. The increase was primarily due to the additions to property and equipment throughout 1998. In addition, amortization of goodwill and intangibles increased $202,000 which represents amortization expense related to the three Operating Centers acquired on February 10, 1999.

Interest expense, net. Interest expense, net increased $326,000 to from $3.0 million to $3.4 million for the three months ended March 31, 1998 and 1999, respectively. The increase was primarily due to the following: (i) $145,000 interest expense related to the Company's revolving credit facility executed in the fourth quarter of 1998, (ii) $40,000 of non-cash interest expense related to the amortization of deferred debt issuance costs and (iii) decreased interest income of approximately $123,000 due to reduced cash balances.

     Liquidity and Capital Resources

The Company generated positive cash flows of $3.3 million for the three months ended March 31, 1999 as compared to negative cash flows of $1.6 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, the Company generated positive cash flows from operations of $1.0 million. Cash used in investing activities of $31.7 million for the three months ended March 31, 1999 included $29.1 million related to the acquisitions of ABCC, CPI and ABCI, as well as $2.6 million related to the acquisition of property and equipment. Cash provided by financing activities of $34.0 million for the three months ended March 31, 1999 includes $33.5 million in proceeds from the issuance of common stock, the majority of which relates to the initial public offering of common stock which was completed on February 10, 1999.

On November 12, 1997, the Company completed a Private Placement of $75.0 million of Senior Notes. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on
(i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At March 31, 1999, the Company was in compliance with all covenants contained in the Indenture.

On October 6, 1998, the Company closed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. At March 31, 1999, the Company was in compliance with such ratios and tests. As of March 31, 1999, the Company had outstanding $1.5 million on the term loan; $1.2 million on the equipment term loan; and $2.3 million on the revolving loan.

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

The Acquisition agreements, pursuant to which the Original Acquisitions were acquired, except for the Oradell Center, limit through 1999 the Company's ability to change the location of an Original Acquisition's facilities (except for the Montgomery Center), physically merge the Original Acquisitions operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable Acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Original Acquisition. The acquisition agreement pursuant to which ABCC was acquired contains similar restrictions with respect to changes at ABCC. These restrictions are in effect until February 10, 2001, unless such restrictions are earlier waived by one of the former ABCC stockholders. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity. In connection with the consolidation of the Atlanta and Montgomery Centers, the Company has obtained the approvals of a majority in interest of the former stockholders of the Atlanta and Montgomery Centers.

The Company is highly leveraged at March 31, 1999. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

State of readiness. The Company's current Year 2000 readiness project consists of the following phases: (i) identification of internal systems and components that will be in service in the 21st century, (ii) assessment of internal system repair or replacement requirements, (iii) assessment of supplier and service provider Year 2000 readiness, (iv) repair or replacement of both internal and external systems or components, (v) testing, (vi) implementation, and (vii) development of a contingency plan in the event of Year 2000 failures.

The Company has completed the identification phase of its Year 2000 readiness project. The Company has prepared a comprehensive inventory of all systems and system components in use, and has identified which systems and system components will be in use beyond the year 1999.

The Company has also completed the assessment of internal systems phase. For each internal system and system component which will be in use beyond 1999, the Company has determined its Year 2000 readiness. For each system and system component which is not Year 2000 compliant, the Company has identified the repair or replacement required to become Year 2000 compliant and has scheduled such repair or replacement. Additionally, in connection with its plans to integrate the Operating Centers, the Company is in the process of implementing certain common systems in both the operations and financial management areas. Such common systems are Year 2000 compliant, a criteria of the systems integration plan. The Company expects all of its internal systems and system components to be Year 2000 compliant by September, 1999.

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

Costs. To date, the Company has not incurred any material expenditures in connection with its Year 2000 assessment and remediation efforts. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters. As the Company continues with the deployment of new systems related to its planned efforts to integrate the Operating Centers, such new systems will be Year 2000 compliant. The cost of purchasing or developing, and deploying these new systems are not considered Year 2000 costs as they were included in the Company's integration plan and were not accelerated due to Year 2000 issues.

Risks. The Company relies heavily on the use of telecommunications systems and services - both internally deployed and from multiple third party service providers. Thus, the Company believes that telecommunications is the area most sensitive to problems with Year 2000 readiness. Failure of one or more of the Company's telecommunications service providers to become Year 2000 compliant on a timely basis could, in a worst case scenario, render the Company unable to schedule or conduct conference calls and other group communications services, and could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company believes that its ability to redistribute certain of its telecommunications services among its multiple third party service providers could lessen any potential adverse impact.

Contingency plan. The Company has not yet developed a Year 2000-specific contingency plan as the Company expects its systems and system components to be Year 2000 compliant by September, 1999. The Company intends to prepare a contingency plan as it becomes aware of Year 2000 problems or risks.

Results of Operations - Combined Operating Centers and VIALOG Corporation

The following unaudited combined data of the Operating Centers on an historical basis are derived from the respective unaudited financial statements. Such data excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented.


                                                      Three Months Ended March 31,
                                              ----------------------------------------------
                                                       1998                     1999
                                              ---------------------    ---------------------
Net revenues                                  $14,270        100.0%    $17,792        100.0%
Cost of revenues, excluding depreciation        7,253         50.8%      8,279         46.5%


Net revenues. Net revenues increased $3.5 million, or 24.7%, from combined net revenues of $14.3 million in 1998 to combined net revenues of $17.8 million in 1999. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in the Reston Center's net revenues of $2.0 million, or 47.5%, from $4.4 million to $6.4 million for the three months ended March 31, 1998 and 1999, respectively, which consisted of increased sales of teleconferencing services of approximately $600,000 and $1.4 million to existing and new customers, respectively, (ii) an increase in the Cambridge Center's net revenues of $432,000, or 31.1%, which was primarily attributable to increased audio teleconferencing services to existing customers and new customers, (iii) an increase in the Chaska Center's net revenues of $605,000, or 34.0%, which was due to increased sales of teleconferencing services to existing and new customers, (iv) an increase in the Palm Springs Center's net revenues of $313,000, or 51.1% which was primarily due to increased sales of teleconferencing services to existing and new customers, and (v) an increase in the Houston Center's net revenues of $334,000, or 56.9%, which was primarily due to increased revenues for audio teleconferencing services to existing and new customers.

Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the three months ended March 31, 1999 increased $1.0 million, or 14.1%, from cost of revenues, excluding depreciation for the three months ended March 31, 1998, but decreased as a percentage of revenue from 50.8% to 46.5% for the three months ended March 31, 1998 and 1999, respectively. The dollar increase was primarily attributable to (i) an increase in the Reston Center's cost of revenues, excluding depreciation of $792,000, or 38.1%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and (ii) an increase in the Cambridge Center's cost of revenues, excluding depreciation of $148,000, or 20.5%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs and personnel and related costs due to increased staffing to support current and projected revenue growth. The decrease as a percentage of revenues was primarily attributable to an overall reduction in telecommunications cost per minute as a result of negotiating telecommunications contracts with lower prices.

New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and became effective for the Company on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position, results of operations and Year 2000 compliance. These forward looking statements are based on current expectations. Certain factors have been identified by the Company which could cause the Company's actual results to differ materially from expected and historical results. These factors are discussed in the Safe Harbor for Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1998, and should be read in conjunction with this Form 10-Q.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11(a) - Calculation of Shares Used in
                     Determining Net Loss Per Share

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on January 15, 1999 to report that the Company entered into separate definitive merger agereements with Conference Pros International, Inc. ("CPI") and A Better Conference, Inc. ("ABCI"), pursuant to which the Company would acquire all of the outstanding capital stock of CPI for approximately $6.0 million in cash and all of the outstanding capital stock of ABCI for approximately $6.2 million in cash.

     A report on Form 8-K was filed on February 25, 1999 to report that the Company acquired by merger on February 10, 1999 all of the outstanding capital stock of A Business Conference - Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI") and A Better Conference, Inc. ("ABCI").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           VIALOG Corporation
                                               (Registrant)

Date: May 17, 1999


                                          /s/  Glenn D. Bolduc
                                          --------------------------------------
                                          Glenn D. Bolduc,
                                          President and Chief Executive Officer


                                          /s/  John J. Dion
                                          --------------------------------------
                                          John J. Dion,
                                          Vice President - Finance and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX


                                                                           Page
                                                                           ----
11(a) - Calculation of Shares Used in Determining Net Loss Per Share        21