Form 10-Q
period 1999-06-30
VIALOG CORP
filed 1999-08-16
CIK 1016601

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  At August 9, 1999 the registrant had outstanding an aggregate of 8,668,088 shares of its Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIALOG CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                          -----
 Item 1. Financial Statements
HISTORICAL FINANCIAL STATEMENTS
  Consolidated Balance Sheets at December 31, 1998 and June 30, 1999
   (Unaudited)...........................................................     3

  Consolidated Statements of Operations (Unaudited) for the Three and Six
   Months Ended June 30, 1998 and 1999...................................     4

  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 1998 and 1999..........................................     5

  Notes to Consolidated Financial Statements (Unaudited).................   6-9
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
  Basis of Presentation..................................................    10

  Pro Forma Consolidated Statements of Operations (Unaudited) for the Six
   Months Ended June 30, 1999 and 1998...................................    11

  Notes to Pro Forma Consolidated Statements of Operations (Unaudited)...    12
 Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................ 13-17
PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...............................................    18

 Item 6. Exhibits and Reports on Form 8-K................................    18

Signatures...............................................................    19

Exhibit Index............................................................    20

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       December 31,  June 30,
                                                           1998        1999
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $    232    $  1,426
  Accounts receivable, net of allowance for doubtful
   accounts of $164 and $380, respectively............      7,391      11,183
  Prepaid expenses....................................        425         388
  Deferred offering costs.............................        596         --
  Other current assets................................        165         640
                                                         --------    --------
    Total current assets..............................      8,809      13,637
Property and equipment, net...........................     11,987      16,054
Deferred debt issuance costs..........................      5,429       4,690
Goodwill and intangible assets, net...................     41,679      67,346
Other assets..........................................      1,362         639
                                                         --------    --------
    Total assets......................................   $ 69,266    $102,366
                                                         ========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit............................   $  2,057    $  4,169
  Current portion of long-term debt...................      1,465       1,841
  Accounts payable....................................      3,064       2,765
  Accrued interest expense............................      1,215       1,215
  Accrued expenses and other liabilities..............      3,386       5,521
                                                         --------    --------
    Total current liabilities.........................     11,187      15,511
Long-term debt, less current portion..................     74,189      74,118
Other long-term liabilities...........................        482       2,782
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding............        --          --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; issued: 3,693,672 and 8,672,353 shares,
   respectively; outstanding: 3,693,672 and 8,661,722
   shares, respectively...............................         37          87
  Additional paid-in capital..........................     11,854      45,323
  Accumulated deficit.................................    (28,483)    (35,408)
  Treasury stock, at cost; 0 and 10,631 shares,
   respectively.......................................        --          (47)
                                                         --------    --------
    Total stockholders' equity (deficit)..............    (16,592)      9,955
                                                         --------    --------
    Total liabilities and stockholders' equity
     (deficit)........................................   $ 69,266    $102,366
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                          Three Months Ended June 30,   Six Months Ended June 30,
                          ----------------------------  --------------------------
                              1998           1999           1998          1999
                          -------------  -------------  ------------  ------------
Net revenues............  $      11,878  $      18,031  $     23,168  $     33,913
Cost of revenues,
 excluding
 depreciation...........          6,012          8,251        12,134        15,884
Selling, general and
 administrative
 expense................          4,437          6,649         7,942        11,483
Depreciation expense....            651          1,019         1,235         1,900
Amortization of goodwill
 and intangibles........            623            999         1,251         1,829
Non-recurring charge....            --           2,982           --          2,982
                          -------------  -------------  ------------  ------------
  Operating income
   (loss)...............            155         (1,869)          606          (165)
Interest expense, net...         (3,109)        (3,339)       (6,154)       (6,710)
                          -------------  -------------  ------------  ------------
  Loss before income tax
   expense..............         (2,954)        (5,208)       (5,548)       (6,875)
Income tax expense......            --             --            --            (50)
                          -------------  -------------  ------------  ------------
  Net loss..............  $      (2,954) $      (5,208) $     (5,548) $     (6,925)
                          =============  =============  ============  ============
Net loss per share--
 basic and diluted......  $       (0.81) $       (0.61) $      (1.55) $      (0.97)
                          =============  =============  ============  ============
Weighted average shares
 outstanding............      3,628,072      8,562,249     3,585,370     7,140,146
                          =============  =============  ============  ============


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                              1998      1999
                                                             -------  --------
Cash flows from operating activities:
  Net loss.................................................. $(5,548) $ (6,925)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation............................................   1,235     1,900
    Amortization of goodwill and intangibles................   1,251     1,829
    Amortization of debt issuance costs and debt discount...   1,496     1,574
    Provision for doubtful accounts.........................     131       169
    Compensation expense for issuance of common stock and
     options................................................     --         52
    Non-cash portion of non-recurring charge................     --        797
  Changes in operating assets and liabilities, net of
   effects from acquisitions of businesses:
    Accounts receivable.....................................  (1,058)   (2,316)
    Prepaid expenses and other current assets...............    (100)     (363)
    Other assets............................................    (199)      525
    Accounts payable........................................     490      (838)
    Accrued expenses........................................    (151)    1,829
    Other long-term liabilities.............................      31     1,125
                                                             -------  --------
      Cash flows used in operating activities...............  (2,422)     (642)
                                                             -------  --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........     --    (29,095)
  Additions to property and equipment.......................  (3,087)   (4,310)
  Deferred acquisition costs................................    (119)      --
                                                             -------  --------
      Cash flows used in investing activities...............  (3,206)  (33,405)
                                                             -------  --------
Cash flows from financing activities:
  Advances on line of credit, net...........................     --      2,112
  Payments of long-term debt, net...........................    (198)     (871)
  Proceeds from issuance of common stock....................      41    33,420
  Deferred offering costs...................................    (174)      596
  Deferred debt issuance costs..............................     --        (16)
                                                             -------  --------
      Cash flows provided by (used in) financing
       activities...........................................    (331)   35,241
                                                             -------  --------
Net increase (decrease) in cash and cash equivalents........  (5,959)    1,194
Cash and cash equivalents at beginning of period............   9,567       232
                                                             -------  --------
Cash and cash equivalents at end of period.................. $ 3,608  $  1,426
                                                             =======  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................ $ 4,934  $  5,142
                                                             =======  ========
Acquisitions of businesses:
    Assets acquired......................................... $   --   $ 31,041
    Liabilities assumed and issued..........................     --     (1,855)
    Common stock issued.....................................     --        --
                                                             -------  --------
    Cash paid...............................................     --     29,186
    Less cash acquired......................................     --        (91)
                                                             -------  --------
      Net cash paid for acquisitions of businesses.......... $   --   $ 29,095
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and six months ended June 30, 1999 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Description of Business

  VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996. The Company was formed to create a national independent provider of audioconferencing, videoconferencing and Internet conferencing services. On November 12, 1997, the Company sold $75.0 million in senior notes due 2001 (the "Senior Notes"), in a private placement (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired, in separate transactions (the "Original Acquisitions"), six private conference service bureaus in exchange for cash and shares of its common stock.

  Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it related to the Original Acquisitions and the completion of financing transactions to fund the Original Acquisitions.

(3) Initial Public Offering

  On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts, commissions and offering expenses were approximately $32.7 million. Of the net proceeds, approximately $29.2 million was used to acquire three private conference service bureaus (as discussed in Note 4). In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.2 million were used for working capital and general corporate purposes.

(4) Acquisitions

  On February 10, 1999, the Company acquired all of the issued and outstanding stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"). These acquisitions occurred contemporaneously with the closing of the initial public offering of the Company's common stock. Each of the acquisitions (together with the Original Acquisitions, each an "Operating Center"; collectively, the "Operating Centers") is a wholly-owned subsidiary of the Company. The acquisitions were accounted for using the purchase method of accounting.

  The total purchase price of the acquired companies was $29.2 million and consisted of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $460,000 of acquisition costs and approximately $300,000 related to tax reimbursements. The total purchase price was allocated, on a preliminary basis, as follows (in thousands):

                              VIALOG CORPORATION

                                  (Unaudited)

      Working capital.................................................. $   967
      Property and equipment, net......................................   1,657
      Goodwill and intangible assets...................................  27,494
      Other assets.....................................................      78
      Long-term liabilities............................................  (1,010)
                                                                        -------
                                                                        $29,186
                                                                        =======

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

(5) Long-Term Debt

  Long-term debt consists of the following:

                                                          December 31, June 30,
                                                              1998       1999
                                                          ------------ --------
                                                             (in thousands)
   12 3/4% Senior Notes Payable, due 2001, net of
    unamortized discount of $3,115 and $2,571,
    respectively.........................................   $71,885    $72,429
   Term loans............................................     3,030      2,479
   Capitalized lease obligations.........................       669        424
   Other long-term debt..................................        70        627
                                                            -------    -------
     Total long-term debt................................    75,654     75,959
     Less current portion................................     1,465      1,841
                                                            -------    -------
     Total long-term debt, less current portion..........   $74,189    $74,118
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

(6) Net Loss Per Share

  As the Company was in a net loss position for the three and six months ended June 30, 1998 and 1999, common stock equivalents of 1,971,468, 1,475,073,
1,904,365 and 1,573,254 for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three and six months ended June 30, 1998 and 1999 is the same as basic net loss per share and, therefore, has not been presented separately.

                              VIALOG CORPORATION

                                  (Unaudited)


(7) Non-recurring Charges

  During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January, 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Center as well as other Operating Centers. During the three and six months ended June 30, 1999, the Company paid out approximately $91,000 and $335,000, respectively, related to personnel reductions and the facility closing. At June 30, 1999, approximately $542,000 of the non-recurring charge was outstanding.

  The results for the three months ended June 30, 1999 include a non-recurring charge of approximately $3.0 million related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut which the Company expects to close in the third quarter of 1999; and Houston, Texas, and Palm Springs, California which are expected to close by the end of 1999. In conjunction with these closings, the Company is expanding its other facilities to accommodate the transitioned business. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. No amounts have been paid as of June 30, 1999.

(8) Officer Resignation

  Selling, general and administrative expenses for the three months ended June 30, 1999 include approximately $1.2 million in increased operating expenses due to costs associated with the departure of the Company's former Chief Executive Officer and other management staff. Approximately $298,000 has been paid as of June 30, 1999.

(9) Supplemental Consolidating Condensed Financial Information

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the six months ended June 30, 1999. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                    VIALOG                        Call
                    Corp.    Access     CSI      Points    ABCC     TCC     ABCI    CPI    Americo   CDC    Eliminations
                   --------  -------  --------  --------  -------  ------  ------  ------  -------  ------  ------------
                                                                (In thousands)
Balance Sheet
 Information as
 of June 30, 1999
 (unaudited)
Total current
 assets..........  $(10,216) $ 9,246  $    --   $  7,089  $ 2,978  $2,792  $  935  $  508  $ (484)  $  789    $    --
Property and
 equipment, net..       713    6,821       --      4,992      753   1,109     430     455     597      184         --
Investment in
 subsidiaries....    86,307      --        --        --       --      --      --      --      --       --      (86,307)
Goodwill and
 intangible
 assets, net.....       --    14,585       --     17,184   15,003   3,635   5,876   6,024   2,733    2,306         --
Other assets.....     4,869      260       --         64      --       10      55     --       65        6         --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Total assets....  $ 81,673  $30,912  $    --   $ 29,329  $18,734  $7,546  $7,296  $6,987  $2,911   $3,285    $(86,307)
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Current
 liabilities.....  $  8,304  $ 1,433  $    --   $  2,236  $   351  $  584  $  811  $  840  $  473   $  479    $    --
Long-term debt,
 excluding
 current
 portion.........    73,806      --        --        107      --       52     (55)    151      57      --          --
Other
 liabilities.....       566      271       --        264      --      --      316     427     741      197         --
Stockholders'
 equity
 (deficit).......    (1,003)  29,208       --     26,722   18,383   6,910   6,224   5,569   1,640    2,609     (86,307)
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Total
  liabilities and
  stockholders'
  equity
  (deficit)......  $ 81,673  $30,912  $    --   $ 29,329  $18,734  $7,546  $7,296  $6,987  $2,911   $3,285    $(86,307)
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Statement of
 Operations
 Information for
 the Six Months
 Ended June 30,
 1999 (unaudited)
Net revenues.....  $    --   $12,978  $    374  $  7,942  $ 3,705  $3,669  $1,544  $1,347  $1,342   $1,435    $   (423)
Cost of revenues,
 excluding
 depreciation....       --     5,868       236     4,416    1,119   1,723     530     699     745      971        (423)
Selling, general
 and
 administrative
 expenses........     7,418      912        26       722      513     533     535     353     228      243         --
Depreciation
 expense.........        79      803        40       482       79     131      74      62      60       90         --
Amortization of
 goodwill and
 intangibles.....       --       437        72       481      331     102     130     132      78       66         --
Non-recurring
 charge..........       454      --        --        --       --      --      329     721     911      567
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Operating income
  (loss).........    (7,951)   4,958       --      1,841    1,663   1,180     (54)   (620)   (680)    (502)        --
Interest income
 (expense), net..    (6,665)     --         (4)      (19)     --      (12)    (22)     18      (6)     --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Loss before
  income tax
  expense........   (14,616)   4,958        (4)    1,822    1,663   1,168     (76)   (602)   (686)    (502)        --
Income tax
 expense.........       --       (50)      --        --       --      --      --      --      --       --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Net income
  (loss).........  $(14,616) $ 4,908  $     (4) $  1,822  $ 1,663  $1,168  $  (76) $ (602) $ (686)  $ (502)   $    --
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Cash Flow
 Information for
 the Six Months
 Ended June 30,
 1999 (unaudited)
Cash flows
 provided by
 (used in)
 operating
 activities......  $ (4,297) $   366  $ 17,687  $(15,541) $   136  $  165  $  624  $  104  $   43   $   71    $    --
Cash flows
 provided by
 (used in)
 investing
 activities......   (29,326)  (1,710)    1,602    (3,420)     (70)   (246)    (46)    (80)    (52)     (57)        --
Cash flows
 provided by
 (used in)
 financing
 activities......    35,059      503   (19,350)   19,228      --      (59)   (176)     49     (13)     --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
Net increase
 (decrease) in
 cash and cash
 equivalents.....     1,436     (841)      (61)      267       66    (140)    402      73     (22)      14         --
Cash and cash
 equivalents at
 the beginning of
 period..........        90      --         61        61      --      --      --      --      --        20         --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
Cash and cash
 equivalents at
 the end of
 period..........  $  1,526  $  (841) $    --   $    328  $    66  $ (140) $  402  $   73  $  (22)  $   34    $    --
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
                   Consolidated
                   ------------
Balance Sheet
 Information as
 of June 30, 1999
 (unaudited)
Total current
 assets..........    $ 13,637
Property and
 equipment, net..      16,054
Investment in
 subsidiaries....         --
Goodwill and
 intangible
 assets, net.....      67,346
Other assets.....       5,329
                   ------------
 Total assets....    $102,366
                   ============
Current
 liabilities.....    $ 15,511
Long-term debt,
 excluding
 current
 portion.........      74,118
Other
 liabilities.....       2,782
Stockholders'
 equity
 (deficit).......       9,955
                   ------------
 Total
  liabilities and
  stockholders'
  equity
  (deficit)......    $102,366
                   ============
Statement of
 Operations
 Information for
 the Six Months
 Ended June 30,
 1999 (unaudited)
Net revenues.....    $ 33,913
Cost of revenues,
 excluding
 depreciation....      15,884
Selling, general
 and
 administrative
 expenses........      11,483
Depreciation
 expense.........       1,900
Amortization of
 goodwill and
 intangibles.....       1,829
Non-recurring
 charge..........       2,982
                   ------------
 Operating income
  (loss).........        (165)
Interest income
 (expense), net..      (6,710)
                   ------------
 Loss before
  income tax
  expense........      (6,875)
Income tax
 expense.........         (50)
                   ------------
 Net income
  (loss).........    $ (6,925)
                   ============
Cash Flow
 Information for
 the Six Months
 Ended June 30,
 1999 (unaudited)
Cash flows
 provided by
 (used in)
 operating
 activities......    $   (642)
Cash flows
 provided by
 (used in)
 investing
 activities......     (33,405)
Cash flows
 provided by
 (used in)
 financing
 activities......      35,241
                   ------------
Net increase
 (decrease) in
 cash and cash
 equivalents.....       1,194
Cash and cash
 equivalents at
 the beginning of
 period..........         232
                   ------------
Cash and cash
 equivalents at
 the end of
 period..........    $  1,426
                   ============

                              VIALOG CORPORATION
           UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             BASIS OF PRESENTATION

  The following unaudited pro forma consolidated Statements of Operations give effect to (i) the acquisitions by VIALOG Corporation on February 10, 1999 of all of the stock of ABCC, CPI, and ABCI, and (ii) the consummation of an initial public offering of common stock as if they had occurred on January 1, 1998. The pro forma statements are based on the historical financial statements of VIALOG Corporation, ABCC, CPI and ABCI and include pro forma adjustments based upon estimates, currently available information and certain assumptions that management deems appropriate. The unaudited pro forma statements presented herein are not necessarily indicative of the results that would have been obtained had such events occurred on January 1, 1998 as assumed, or of future results. The unaudited pro forma consolidated Statements of Operations should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.

                               VIALOG CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                (In thousands, except share and per share data)

                                       1/1/99-2/10/99              Pro Forma
                            VIALOG    -----------------  ------------------------------
                            Corp.      ABCC  CPI   ABCI  Adjustments(1) Consolidated(1)
                          ----------  ------ ----  ----  -------------- ---------------
Net revenues............  $   33,913  $1,058 $444  $408      $ --         $   35,823
Cost of revenues,
 excluding
 depreciation...........      15,884     295  214   137        --             16,530
Selling, general and
 administrative
 expense................      11,483     224  136   145        (98)(a)        11,890
Depreciation expense....       1,900      23   15    26                        1,964
Amortization of goodwill
 and intangibles........       1,829     --   --    --         170 (b)         1,999
Non-recurring charge....       2,982                                           2,982
                          ----------  ------ ----  ----      -----        ----------
  Operating income
   (loss)...............        (165)    516   79   100        (72)              458
Interest expense, net...      (6,710)    --    (5)   (9)       --             (6,724)
                          ----------  ------ ----  ----      -----        ----------
  Income (loss) before
   income taxes.........      (6,875)    516   74    91        (72)           (6,266)
Income tax expense......         (50)    --   --    --         --                (50)
                          ----------  ------ ----  ----      -----        ----------
  Net income (loss).....  $   (6,925) $  516 $ 74  $ 91      $ (72)       $   (6,316)
                          ==========  ====== ====  ====      =====        ==========
Net loss per share--
 basic and diluted......  $    (0.97)                                     $    (0.75)(c)
                          ==========                                      ==========
Weighted average shares
 outstanding............   7,140,146                                       8,454,432 (c)
                          ==========                                      ==========

                               VIALOG CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                (In thousands, except share and per share data)

                                                                      Pro Forma
                           VIALOG                           ------------------------------
                            Corp.     ABCC   CPI     ABCI   Adjustments(1) Consolidated(1)
                          ---------  ------ ------  ------  -------------- ---------------
Net revenues............  $  23,168  $3,590 $1,228  $1,383      $ --         $   29,369
Cost of revenues,
 excluding
 depreciation...........     12,134   1,181    621     482        --             14,418
Selling, general and
 administrative
 expense................      7,942     754    437     505       (158)(a)         9,480
Depreciation expense....      1,235      74     75      80                        1,464
Amortization of goodwill
 and intangibles........      1,251     --     --      --         762 (b)         2,013
                          ---------  ------ ------  ------      -----        ----------
  Operating income
   (loss)...............        606   1,581     95     316       (604)            1,994
Interest expense, net...     (6,154)      4     (4)    (66)       --             (6,220)
                          ---------  ------ ------  ------      -----        ----------
  Income (loss) before
   income taxes.........     (5,548)  1,585     91     250       (604)           (4,226)
Income tax expense......        --      --     --      --         --                --
                          ---------  ------ ------  ------      -----        ----------
  Net income (loss).....  $  (5,548) $1,585 $   91  $  250      $(604)       $   (4,226)
                          =========  ====== ======  ======      =====        ==========
Net loss per share--
 basic and diluted......  $   (1.55)                                         $    (0.52)(c)
                          =========                                          ==========
Weighted average shares
 outstanding............  3,585,370                                           8,186,645 (c)
                          =========                                          ==========

--------
(1) See Note 3 to unaudited pro forma consolidated financial statement.

                              VIALOG CORPORATION

      NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(1) VIALOG Corporation Background

  VIALOG Corporation was formed on January 1, 1996 to create a national independent provider of conferencing services, consisting primarily of operator-assisted and operator-on-demand audioconferencing, as well as videoconferencing and Internet conferencing services. On February 10, 1999, VIALOG Corporation completed an initial public offering of its common stock and on that date consummated agreements to acquire three private conference service bureaus.

(2) Acquisitions

  Concurrent with the closing of the initial public offering, VIALOG Corporation acquired all of the issued and outstanding stock of ABCC, CPI, and ABCI. The acquisitions were accounted for using the purchase method of accounting.

  The following table sets forth for each acquired company the consideration paid its common stockholders.

                                                                     Cash(1)
                                                                  --------------
                                                                  (in thousands)
      ABCC.......................................................    $16,226
      CPI........................................................      6,000
      ABCI.......................................................      6,200
                                                                     -------
        Total Consideration......................................    $28,426
                                                                     =======

--------
(1) Excludes tax reimbursements of approximately $300,000 to certain stockholders of certain of the acquired companies.

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

(3) Unaudited Pro Forma Consolidated Statements of Operations Adjustments

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

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three and six months ended June 30, 1999 and the Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

VIALOG Corporation

 Results of Operations

  The Company was incorporated on January 1, 1996. On February 10, 1999, the Company completed an initial public offering of common stock and contemporaneously acquired three private conference service bureaus.

  Net revenues. Net revenues increased approximately $6.1 million, or 52%, from $11.9 million to $18.0 million for the three months ended June 30, 1998 and 1999, respectively, and increased $10.7 million, or 46%, from $23.2 million to $33.9 million for the six months ended June 30, 1998 and 1999, respectively. The increase was primarily due to increased call volumes for audioconferencing and videoconferencing services during the three and six months ended June 30, 1999, as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston Center's net revenues of $2.1 million and $4.2 million for the three and six months ended June 30, 1999, respectively, which consisted of increased sales of teleconferencing services of approximately $1.2 million to existing customers and $871,000 to new customers for the three months ended June 30, 1999, and $2.0 million to existing customers and $2.2 million to new customers for the six months ended June 30, 1999, (ii) a net decrease in the combined Atlanta-Montgomery Center's revenues of $495,000 and $635,000 for the three and six months ended June 30, 1999, respectively, which consisted of a decrease in the Atlanta Center's revenues of approximately $2.1 million and $3.8 million due to the closing of the Atlanta facility in January, 1999, and an increase in the Montgomery Center's revenues of $1.6 million and $3.2 million related to the consolidation of the Atlanta Center's traffic with Montgomery, (iii) an increase in the Cambridge Center's revenues of $425,000 and $857,000 for the three and six months ended June 30, 1999, respectively, which consisted of increased audio teleconferencing services to existing and new customers, and
(iv) an increase of $4.2 million and $6.6 million for the three and six months ended June 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999.

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

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $2.2 million, or 37%, from $6.0 million to $8.2 million for the three months ended June 30, 1998 and 1999, respectively, and increased $3.8 million, or 31%, from $12.1 million to $15.9 million for the six months ended June 30, 1998 and 1999, respectively, but decreased as a percentage of revenue from 50.6% to 45.8% for the three months ended June 30, 1998 and 1999, respectively, and from 52.4% to 46.8% for the six months ended June 30, 1998 and 1999, respectively. The dollar increase was primarily due to (i) an increase in the Reston Center's cost of revenues, excluding depreciation, of $1.0 million and $1.8 million for the three and six months ended June 30, 1999, respectively, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, (ii) a net decrease in the combined Atlanta-Montgomery Center's cost of revenues, excluding depreciation, of $365,000 and $428,000 for the three and six months ended June 30, 1999, respectively, which consisted of decreases in the Atlanta Center of $862,000 and $1.5 million due to the closing of the Atlanta Center in January, 1999, and increases in the Montgomery Center of $497,000 and $1.1 million related to the consolidation of the Atlanta and Montgomery Centers, (iii) an increase in the Cambridge Center's cost of reveneues, excluding depreciation, of $100,000 and $247,000 for the three and six months ended June 30, 1999, respectively, resulting from increased telecommunications costs associated with increased call volumes, and
(iv) an increase of $1.5 million and $2.3 million for the three and six months ended June 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the addition of the Chaska, Houston and Palm Springs Operating Centers.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.2 million, or 50%, from $4.4 million to $6.6 million for the three months ended June 30, 1998 and 1999, respectively, and increased $3.5 million, or 45%, from $7.9 million to $11.4 million, for the six months ended June 30, 1998 and 1999, respectively. The increase was due to (i) an increase in selling expense of $413,000 and $1.2 million for the three and six months ended June 30, 1999, respectively, due to the deployment of a national sales force throughout 1998, (ii) an increase of $788,000 and $1.1 million for the three and six months ended June 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, and (iii) an increase of approximately $1.2 million for the three and six months ended June 30, 1999 due to costs associated with the departure of the former Chief Executive Officer and other management staff.

  Depreciation and amortization expense. Depreciation and amortization expense increased $744,000 from $1.3 million to $2.0 million for the three months ended June 30, 1998 and 1999, respectively, and increased $1.2 million from $2.5 million to $3.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase was primarily due to additions to property and equipment throughout 1998. In addition, amortization of goodwill and intangibles increased $376,000 and $578,000 for the three and six months ended June 30, 1999, respectively, which represents amortization expense related to the three Operating Centers acquired on February 10, 1999.

  Non-recurring charge. The results for the three months ended June 30, 1999 include a non-recurring charge of approximately $3.0 million related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company expects to close in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which are expected to close by the end of 1999. In conjunction with these closings, the Company is expanding its other facilities to accommodate the transitioned business. The Company anticipates that it will realize annual cost savings beginning in the year 2000 in the range of $1.5 million to $2.0 million as a result of the consolidation. In 1999, the Company anticipates that the cost savings will be offset by incremental costs associated with executing the consolidation plan. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income),
(ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. No amounts have been paid as of June 30, 1999.

  Interest expense, net. Interest expense, net increased $230,000 from $3.1 million to $3.3 million for the three months ended June 30, 1998 and 1999, respectively, and increased $556,000 from $6.1 million to $6.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase was primarily due to the following: (i) $154,000 and $298,000 for the three and six months ended June 30, 1999, respectively, of interest expense related to the Company's revolving credit facility executed in the fourth quarter of 1998, (ii) $44,000 and $89,000 for the three and six months ended June 30, 1999, respectively, of non-cash interest expense related to the amortization of deferred debt issuance costs, and (iii) decreased interest income of approximately $32,000 and $169,000 for the three and six months ended June 30, 1999, respectively, due to reduced cash balances.

Liquidity and Capital Resources

  The Company generated positive cash flows of $1.2 million for the six months ended June 30, 1999 as compared to negative cash flows of $6.0 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company generated negative cash flows from operations of $642,000 compared to negative cash flows from operations of $2.4 million for the six months ended June 30, 1998. Cash used in investing activities of $33.4 million for the six months ended June 30, 1999 included $29.1 million related to the acquisitions of ABCC, CPI and ABCI, as well as $4.3 million related to the acquisition of property and equipment. Cash provided by financing activities of $35.2 million for the six months ended June 30, 1999 includes $33.4 million in proceeds from the issuance of common stock, the majority of which relates to the initial public offering of common stock which was completed on February 10, 1999.

  On November 12, 1997, the Company completed a Private Placement of $75.0 million of Senior Notes. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At June 30, 1999, the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company executed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. At June 30, 1999, the Company was in compliance with such ratios and tests. As of June 30, 1999, the Company had outstanding $1.4 million on the term loan; $1.1 million on the equipment term loan; and $4.2 million on the revolving loan.

  The Company anticipates that its expected cash flows from operations, supplemented by borrowings under the Credit Facility, will meet or exceed its working capital needs, debt service requirements, planned capital expenditures for property and equipment and payment of the cash portion of the non-recurring charges for the next twelve months. The Company expects to meet its longer term liquidity requirements, including repayment of the Senior Notes, through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

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

  The Acquisition agreements, pursuant to which the Original Acquisitions were acquired, except for the Oradell Center, limit through 1999 the Company's ability to change the location of an Operating Center's facilities (except for the Montgomery Center), physically merge the Operating Center's operations with another operation, change the position of those employees who received employment agreements pursuant to the applicable Acquisition agreement, reduce the workforce or terminate employees (except as related to employee performance, the contemplated reorganization of the combined sales and marketing staff and the consolidation of certain accounting functions) without the approval of a majority in interest of the former stockholders of the affected Operating Center. The acquisition agreement pursuant to which ABCC was acquired contains similar restrictions with respect to changes at ABCC. These restrictions are in effect until February 10, 2001, unless such restrictions are earlier waived by one of the former ABCC stockholders. In connection with the consolidation of the Atlanta and Montgomery Centers, the Company has obtained the approvals of a majority in interest of the former stockholders of the Atlanta and Montgomery Centers. In connection with the closing of the Danbury Center, the Company has obtained the approvals of a majority in interest of the former stockholders of the Danbury Center. Based on the term of these limitations and the fact that the Company has been growing and adding additional employees, the Company does not believe that these limitations will have a significant impact on the future results of operations and liquidity.

  The Company is highly leveraged at June 30, 1999. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

  The Company has also completed the assessment of internal systems phase. For each internal system and system component which will be in use beyond 1999, the Company has determined its Year 2000 readiness. The Company has substantially completed the repair or replacement and testing required for each internal system and component which was not Year 2000 compliant and has scheduled such repair or replacement for the few remaining systems or components which are not yet Year 2000 compliant. Additionally, in connection with its plans to integrate the Operating Centers, the Company is in the process of implementing certain common systems in both the operations and financial management areas. Such common systems are Year 2000 compliant, a criteria of the systems integration plan. The Company expects all of its internal systems and system components to be Year 2000 compliant by September 30, 1999.

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

  The Company has not yet developed a Year 2000-specific contingency plan as the Company expects its systems and system components to be Year 2000 compliant by September 30, 1999. The Company intends to prepare a contingency plan as it becomes aware of Year 2000 problems or risks.

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

  Risks. The Company relies heavily on the use of telecommunications systems and services--both internally deployed and from multiple third party service providers. Thus, the Company believes that telecommunications is the area most sensitive to problems with Year 2000 readiness. Failure of one or more of the Company's telecommunications service providers to become Year 2000 compliant on a timely basis could, in a worst case scenario, render the Company unable to schedule or conduct conference calls and other group communications services, and could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company believes that its ability to redistribute certain of its telecommunications services among its multiple Operating Centers and third party service providers could lessen any potential adverse impact.

New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The Company adopted SOP 98-1 on January 1, 1999, the adoption of which did not have a material effect on the Company's financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)Exhibits.

    Exhibit 11(a)--Calculation of Shares Used in Determining Net Loss Per
    Share

    Exhibit 27--Financial Data Schedule

  (b)Reports on Form 8-K.

  A report on Form 8-K was filed on June 9, 1999 to report the appointment of Kim Mayyasi to the position of President and Chief Executive Officer, effective July 1, 1999. The Company also announced the resignation of Glenn Bolduc as President and CEO.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation
                                           (Registrant)

Date: August 16, 1999

                                                      /s/ Kim Mayyasi
                                          _____________________________________
                                                      Kim Mayyasi,
                                              President and Chief Executive
                                                         Officer

                                                     /s/ John J. Dion
                                          _____________________________________
                                                      John J. Dion,
                                               Vice President--Finance and
                                             Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                                        Officer)

                                 EXHIBIT INDEX

                                                                            Page
                                                                            ----
11(a)--Calculation of Shares Used in Determining Net Loss Per Share........  21

                               VIALOG Corporation

            Calculation of Shares Used in Determining Loss Per Share
                                  (Unaudited)

                          Three Months Ended June 30,   Six Months Ended June 30,
                          ----------------------------  --------------------------
                              1998           1999           1998          1999
                          -------------  -------------  ------------  ------------
Common stock, beginning
 of period..............      3,576,440      8,399,066     3,486,380     3,693,672
Weighted average common
 shares issued during
 period, net............         51,632        163,183        98,990     3,446,474
Common stock options and
 warrants using the
 treasury stock method..            --             --            --            --
                          -------------  -------------  ------------  ------------
                              3,628,072      8,562,249     3,585,370     7,140,146
                          =============  =============  ============  ============
Net loss (in
 thousands).............  $      (2,954) $      (5,208) $     (5,548) $     (6,925)
                          =============  =============  ============  ============
Basic and diluted net
 loss per share.........  $       (0.81) $       (0.61) $      (1.55) $      (0.97)
                          =============  =============  ============  ============