Form 10-Q
period 1999-09-30
VIALOG CORP
filed 1999-11-15
CIK 1016601

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  At November 9, 1999 the registrant had outstanding an aggregate of 9,054,328 shares of its Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIALOG CORPORATION

                                     INDEX

                                                                          Page
PART I. FINANCIAL INFORMATION                                             -----
 Item 1. Financial Statements
HISTORICAL FINANCIAL STATEMENTS
  Consolidated Balance Sheets at December 31, 1998 and September 30, 1999
   (Unaudited)...........................................................   3
  Consolidated Statements of Operations (Unaudited) for the Three and
   Nine Months Ended September 30, 1998 and 1999.........................   4
  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
   Ended September 30, 1998 and 1999.....................................   5
  Notes to Consolidated Financial Statements (Unaudited).................  6-9
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
  Basis of Presentation..................................................  10
  Pro Forma Consolidated Statements of Operations (Unaudited) for the
   Nine Months Ended September 30, 1999 and 1998.........................  11
  Notes to Pro Forma Consolidated Statements of Operations (Unaudited)...  12
 Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................ 13-18
PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...............................................  19
 Item 4. Submission of Matters to a Vote of Security Holders.............  19
 Item 6. Exhibits and Reports on Form 8-K................................  19
Signatures...............................................................  20
Exhibit Index............................................................  21

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
                       ASSETS                                      (Unaudited)
Current assets:
  Cash and cash equivalents.........................   $    232     $  2,533
  Accounts receivable, net of allowance for doubtful
   accounts of $164 and $416, respectively..........      7,391       10,600
  Prepaid expenses..................................        425          466
  Deferred offering costs...........................        596          --
  Other current assets..............................        165          280
                                                       --------     --------
    Total current assets............................      8,809       13,879
Property and equipment, net.........................     11,987       16,424
Deferred debt issuance costs........................      5,429        4,191
Goodwill and intangible assets, net.................     41,679       66,117
Other assets........................................      1,362          650
                                                       --------     --------
    Total assets....................................   $ 69,266     $101,261
                                                       ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit..........................   $  2,057     $  3,588
  Current portion of long-term debt.................      1,465        1,792
  Accounts payable..................................      3,064        2,909
  Accrued interest expense..........................      1,215        3,606
  Accrued expenses and other liabilities............      3,386        5,145
                                                       --------     --------
    Total current liabilities.......................     11,187       17,040
Long-term debt, less current portion................     74,189       73,983
Other long-term liabilities.........................        482        2,517
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000
   shares authorized; none issued and outstanding...        --           --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized;
   issued: 3,693,672 and 8,932,357 shares,
   respectively;
   outstanding: 3,693,672 and 8,921,726 shares,
   respectively.....................................         37           89
  Additional paid-in capital........................     11,854       45,565
  Accumulated deficit...............................    (28,483)     (37,886)
  Treasury stock, at cost; 0 and 10,631 shares,
   respectively.....................................        --           (47)
                                                       --------     --------
    Total stockholders' equity (deficit)............    (16,592)       7,721
                                                       --------     --------
    Total liabilities and stockholders' equity
     (deficit)......................................   $ 69,266     $101,261
                                                       ========     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                               ----------------------  ----------------------
                                  1998        1999        1998        1999
                               ----------  ----------  ----------  ----------
Net revenues.................. $   11,602  $   17,002  $   34,770  $   50,915
Cost of revenues, excluding
 depreciation.................      5,730       8,306      17,864      24,190
Selling, general and
 administrative expense.......      3,683       5,628      11,627      17,111
Depreciation expense..........        755       1,106       1,990       3,006
Amortization of goodwill and
 intangibles..................        621         999       1,870       2,828
Non-recurring charge..........      1,200         --        1,200       2,982
                               ----------  ----------  ----------  ----------
  Operating income (loss).....       (387)        963         219         798
Interest expense, net.........     (3,156)     (3,391)     (9,310)    (10,101)
                               ----------  ----------  ----------  ----------
  Loss before income tax
   expense....................     (3,543)     (2,428)     (9,091)     (9,303)
Income tax expense............        --          (50)        --         (100)
                               ----------  ----------  ----------  ----------
  Net loss.................... $   (3,543) $   (2,478) $   (9,091) $   (9,403)
                               ==========  ==========  ==========  ==========
Net loss per share--basic and
 diluted...................... $    (0.96) $    (0.28) $    (2.51) $    (1.23)
                               ==========  ==========  ==========  ==========
Weighted average shares
 outstanding..................  3,675,347   8,739,225   3,615,362   7,627,620
                               ==========  ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $ (9,091) $ (9,403)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation...........................................    1,990     3,006
    Amortization of goodwill and intangibles...............    1,870     2,828
    Amortization of debt issuance costs and debt discount..    2,245     2,371
    Provision for doubtful accounts........................      145       294
    Compensation expense for issuance of common stock and
     options...............................................       31        52
    Non-cash portion of non-recurring charge...............      292       797
  Changes in operating assets and liabilities, net of
   effects from acquisitions of businesses:
    Accounts receivable....................................   (1,720)   (1,858)
    Prepaid expenses and other current assets..............     (117)      (81)
    Other assets...........................................     (177)      746
    Accounts payable.......................................    1,141      (694)
    Accrued expenses.......................................    1,880     3,844
    Other long-term liabilities............................      290       860
                                                            --------  --------
      Cash flows provided by (used in) operating
       activities..........................................   (1,221)    2,762
                                                            --------  --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.........      --    (29,095)
  Additions to property and equipment......................   (6,141)   (5,786)
  Deferred acquisition costs...............................     (381)      --
                                                            --------  --------
      Cash flows used in investing activities..............   (6,522)  (34,881)
                                                            --------  --------
Cash flows from financing activities:
  Advances on line of credit, net..........................      --      1,531
  Payments of long-term debt, net..........................     (297)   (1,327)
  Proceeds from issuance of common stock...................       44    33,664
  Deferred offering costs..................................     (443)      596
  Deferred debt issuance costs.............................      (35)      (44)
                                                            --------  --------
      Cash flows provided by (used in) financing
       activities..........................................     (731)   34,420
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   (8,474)    2,301
Cash and cash equivalents at beginning of period...........    9,567       232
                                                            --------  --------
Cash and cash equivalents at end of period................. $  1,093  $  2,533
                                                            ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest............................................... $  4,974  $  5,351
                                                            --------  --------
    Taxes.................................................. $      8  $    --
                                                            ========  ========
Acquisitions of businesses:
    Assets acquired........................................ $    --   $ 31,041
    Liabilities assumed and issued.........................      --     (1,855)
    Common stock issued....................................      --        --
                                                            --------  --------
    Cash paid..............................................      --     29,186
    Less cash acquired.....................................      --        (91)
                                                            --------  --------
      Net cash paid for acquisitions of businesses......... $    --   $ 29,095
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and nine months ended September 30, 1999 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              VIALOG CORPORATION

                                  (Unaudited)


  The total purchase price of the acquired companies was $29.2 million and consisted of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $460,000 of acquisition costs and approximately $300,000 related to tax reimbursements. The total purchase price was allocated, on a preliminary basis, as follows (in thousands):

      Working capital................................................. $    967
      Property and equipment, net.....................................    1,657
      Goodwill and intangible assets..................................   27,494
      Other assets....................................................       78
      Long-term liabilities...........................................   (1,010)
                                                                       --------
                                                                       $ 29,186
                                                                       ========

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

(5) Long-Term Debt

  Long-term debt consists of the following:

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
                                                           (in thousands)
   12 3/4% Senior Notes Payable, due 2001, net of
    unamortized discount of $3,115 and $2,299,
    respectively....................................   $71,885       $72,701
   Term loans.......................................     3,030         2,204
   Capitalized lease obligations....................       669           328
   Other long-term debt.............................        70           542
                                                       -------       -------
     Total long-term debt...........................    75,654        75,775
     Less current portion...........................     1,465         1,792
                                                       -------       -------
     Total long-term debt, less current portion.....   $74,189       $73,983
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

(6) Net Loss Per Share

  As the Company was in a net loss position for the three and nine months ended September 30, 1998 and 1999, common stock equivalents of 2,172,724, 1,188,783, 1,993,818 and 1,445,097 for the three months ended

                              VIALOG CORPORATION

                                  (Unaudited)

September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three and nine months ended September 30, 1998 and 1999 is the same as basic net loss per share and, therefore, has not been presented separately.

(7) Non-recurring Charges

  During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January, 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Center as well as other Operating Centers. During the three and nine months ended September 30, 1999, the Company paid out approximately $47,000 and $382,000, respectively, related to personnel reductions and the facility closing. At September 30, 1999, approximately $494,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

  During the second quarter of 1999, the Company incurred a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California which are expected to close by the end of 1999. In conjunction with these closings, the Company is expanding its other facilities to accommodate the transitioned business. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income),
(ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the three months ended September 30, 1999, the Company paid out approximately $277,000 related primarily to personnel reductions and facility closings and wrote off approximately $246,000 of intangible assets and leasehold improvements related to the Oradell and Danbury Centers. At September 30, 1999, approximately $2.5 million of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

(8) Supplemental Consolidating Condensed Financial Information

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the nine months ended September 30, 1999. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                    VIALOG                        Call
                    Corp.    Access     CSI      Points    ABCC     TCC     ABCI    CPI    Americo   CDC    Eliminations
                   --------  -------  --------  --------  -------  ------  ------  ------  -------  ------  ------------
Balance Sheet
Information                                                     (In thousands)
 as of September
 30, 1999
 (unaudited)
Total current
 assets..........  $(12,966) $11,743  $    --   $  6,459  $ 3,721  $3,199  $1,354  $  737  $ (980)  $  612    $    --
Property and
 equipment, net..       802    6,883       --      4,816    1,377   1,045     400     408     555      138         --
Investment in
 subsidiaries....    85,697      --        --        --       --      --      --      --      --       --      (85,697)
Goodwill and
 intangible
 assets, net.....       --    14,367       --     16,911   14,790   3,584   5,792   5,940   2,547    2,186         --
Other assets.....     4,364      298       --         64      --        4      40     --       65        6         --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Total assets....  $ 77,897  $33,291  $    --   $ 28,250  $19,888  $7,832  $7,586  $7,085  $2,137   $2,942    $(85,697)
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Current
 liabilities.....  $ 12,156  $ 1,288  $    --   $    775  $   478  $  481  $  742  $  680  $  122   $  318    $    --
Long-term debt,
 excluding
 current
 portion.........    73,803      --        --         85      --       44    (130)    128      53      --          --
Other
 liabilities.....       473      225       --        472      --      --      346     360     521      120         --
Stockholders'
 equity
 (deficit).......    (8,535)  31,778       --     26,918   19,410   7,307   6,628   5,917   1,491    2,504     (85,697)
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Total
  liabilities and
  stockholders'
  equity
  (deficit)......  $ 77,897  $33,291  $    --   $ 28,250  $19,888  $7,832  $7,586  $7,085  $2,187   $2,942    $(85,697)
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Statement of
Operations
Information
 for the Nine
 Months Ended
 September 30,
 1999 (unaudited)
Net revenues.....  $    --   $20,002  $    374  $ 11,335  $ 6,230  $5,214  $2,625  $2,234  $1,385   $1,974    $   (458)
Cost of revenues,
 excluding
 depreciation....       --     9,018       236     6,586    1,947   2,502     908   1,186     830    1,435        (458)
Selling, general
 and
 administrative
 expenses........    10,865    1,491        26     1,148      921     781     701     572     261      345         --
Depreciation
 expense.........       135    1,260        40       800      129     197     110     110      90      135         --
Amortization of
 goodwill and
 intangibles.....       --       656        72       757      544     153     214     216     117       99         --
Non-recurring
 charge..........       454      --        --        --       --      --      329     721     911      567
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Operating income
  (loss).........   (11,454)   7,577       --      2,044    2,689   1,581     363    (571)   (824)    (607)        --
Interest income
 (expense), net..   (10,023)       3        (4)      (27)     --      (16)    (35)     12     (11)     --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Loss before
  income tax
  expense........   (21,477)   7,580        (4)    2,017    2,689   1,565     328    (559)   (835)    (607)        --
Income tax
 expense.........       --      (100)      --        --       --      --      --      --      --       --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
 Net income
  (loss).........  $(21,477) $ 7,480  $     (4) $  2,017  $ 2,689  $1,565  $  328  $ (559) $ (835)  $ (607)   $    --
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
Cash Flow
Information for
 the Nine Months
 Ended
 September 30,
 1999 (unaudited)
Cash flows
 provided by
 (used in)
 operating
 activities......  $ (2,851) $ 1,799  $ 17,687  $(15,455) $   698  $  349  $  360  $  217  $   57   $  (99)   $    --
Cash flows
 provided by
 (used in)
 investing
 activities......   (29,471)  (2,229)    1,602    (3,562)    (744)   (248)    (52)    (81)    (40)     (56)        --
Cash flows
 provided by
 (used in)
 financing
 activities......    34,409      499   (19,350)   19,185      --      (86)   (241)     21     (17)     --          --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
Net increase
 (decrease) in
 cash and cash
 equivalents.....     2,087       69       (61)      168      (46)     15      67     157     --      (155)        --
Cash and cash
 equivalents at
 the beginning of
 period..........        90      --         61        61      --      --      --      --      --        20         --
                   --------  -------  --------  --------  -------  ------  ------  ------  ------   ------    --------
Cash and cash
 equivalents at
 the end of
 period..........  $  2,177  $    69  $    --   $    229  $   (46) $   15  $   67  $  157  $  --    $ (135)   $    --
                   ========  =======  ========  ========  =======  ======  ======  ======  ======   ======    ========
                   Consolidated
                   ------------
Balance Sheet
Information
 as of September
 30, 1999
 (unaudited)
Total current
 assets..........    $ 13,879
Property and
 equipment, net..      16,424
Investment in
 subsidiaries....         --
Goodwill and
 intangible
 assets, net.....      66,117
Other assets.....       4,841
                   ------------
 Total assets....    $101,261
                   ============
Current
 liabilities.....    $ 17,040
Long-term debt,
 excluding
 current
 portion.........      73,983
Other
 liabilities.....       2,517
Stockholders'
 equity
 (deficit).......       7,721
                   ------------
 Total
  liabilities and
  stockholders'
  equity
  (deficit)......    $101,261
                   ============
Statement of
Operations
Information
 for the Nine
 Months Ended
 September 30,
 1999 (unaudited)
Net revenues.....    $ 50,915
Cost of revenues,
 excluding
 depreciation....      24,190
Selling, general
 and
 administrative
 expenses........      17,111
Depreciation
 expense.........       3,006
Amortization of
 goodwill and
 intangibles.....       2,828
Non-recurring
 charge..........       2,982
                   ------------
 Operating income
  (loss).........         798
Interest income
 (expense), net..     (10,101)
                   ------------
 Loss before
  income tax
  expense........      (9,303)
Income tax
 expense.........        (100)
                   ------------
 Net income
  (loss).........    $ (9,403)
                   ============
Cash Flow
Information for
 the Nine Months
 Ended
 September 30,
 1999 (unaudited)
Cash flows
 provided by
 (used in)
 operating
 activities......    $  2,762
Cash flows
 provided by
 (used in)
 investing
 activities......     (34,881)
Cash flows
 provided by
 (used in)
 financing
 activities......      34,420
                   ------------
Net increase
 (decrease) in
 cash and cash
 equivalents.....       2,301
Cash and cash
 equivalents at
 the beginning of
 period..........         232
                   ------------
Cash and cash
 equivalents at
 the end of
 period..........    $  2,533
                   ============

                              VIALOG CORPORATION
           UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                             BASIS OF PRESENTATION

  The following unaudited pro forma consolidated Statements of Operations give effect to (i) the acquisitions by VIALOG Corporation on February 10, 1999 of all of the stock of ABCC, CPI, and ABCI, and (ii) the consummation of an initial public offering of common stock as if they had occurred on January 1, 1998. The pro forma statements are based on the historical financial statements of VIALOG Corporation, ABCC, CPI and ABCI and include pro forma adjustments based upon estimates, currently available information and certain assumptions that management deems appropriate. The unaudited pro forma statements presented herein are not necessarily indicative of the results that would have been obtained had such events occurred on January 1, 1998, as assumed, or of future results. The unaudited pro forma consolidated Statements of Operations should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.

                               VIALOG CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                (In thousands, except share and per share data)

                                         1/1/99-2/10/99                Pro Forma
                            VIALOG    ---------------------  -------------------------------
                            Corp.      ABCC   CPI     ABCI   Adjustments(1)  Consolidated(1)
                          ----------  ------ ------  ------  --------------  ---------------
Net revenues............  $   50,915  $1,058 $  444  $  408      $ --          $   52,825
Cost of revenues,
 excluding
 depreciation...........      24,190     295    214     137                        24,836
Selling, general and
 administrative
 expense................      17,111     224    136     145        (98)(a)         17,518
Depreciation expense....       3,006      23     15      26                         3,070
Amortization of goodwill
 and intangibles........       2,828     --     --      --         170 (b)          2,998
Non-recurring charge....       2,982                                                2,982
                          ----------  ------ ------  ------      -----         ----------
  Operating income......         798     516     79     100        (72)             1,421
Interest expense, net...     (10,101)     --     (5)     (9)                      (10,115)
                          ----------  ------ ------  ------      -----         ----------
  Income (loss) before
   income taxes.........      (9,303)    516     74      91        (72)            (8,694)
Income tax expense......        (100)    --     --      --         --                (100)
                          ----------  ------ ------  ------      -----         ----------
  Net income (loss).....  $   (9,403) $  516 $   74  $   91      $ (72)        $   (8,794)
                          ==========  ====== ======  ======      =====         ==========
Net loss per share--
 basic and diluted......  $    (1.23)                                          $    (1.03)(c)
                          ==========                                           ==========
Weighted average shares
 outstanding............   7,627,620                                            8,547,620 (c)
                          ==========                                           ==========

                               VIALOG CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                (In thousands, except share and per share data)

                                                                       Pro Forma
                            VIALOG                           -------------------------------
                            Corp.      ABCC   CPI     ABCI   Adjustments(1)  Consolidated(1)
                          ----------  ------ ------  ------  --------------  ---------------
Net revenues............  $   34,770  $5,509 $1,798  $2,104      $ --          $   44,181
Cost of revenues,
 excluding
 depreciation...........      17,864   1,804    873     752        --              21,293
Selling, general and
 administrative
 expense................      11,627   1,094    662     843       (237)(a)         13,989
Depreciation expense....       1,990     111    114     121        --               2,336
Amortization of goodwill
 and intangibles........       1,870     --     --      --       1,143 (b)          3,013
Non-recurring charge....       1,200     --     --      --                          1,200
                          ----------  ------ ------  ------      -----         ----------
  Operating income......         219   2,500    149     388       (906)             2,350
Interest income
 (expense), net.........      (9,310)      4    (25)    (91)       --              (9,422)
                          ----------  ------ ------  ------      -----         ----------
  Income (loss) before
   income taxes.........      (9,091)  2,504    124     297       (906)            (7,072)
Income taxes............         --      --     --     (145)       145                --
                          ----------  ------ ------  ------      -----         ----------
  Net income (loss).....  $   (9,091) $2,504 $  124  $  152      $(761)        $   (7,072)
                          ==========  ====== ======  ======      =====         ==========
Net loss per share--
 basic and diluted......  $    (2.51)                                          $    (0.86)(c)
                          ==========                                           ==========
Weighted average shares
 outstanding............   3,615,362                                            8,215,362 (c)
                          ==========                                           ==========

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

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three and nine months ended September 30, 1999 and the Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

VIALOG Corporation

 Results of Operations

  The Company was incorporated on January 1, 1996. On February 10, 1999, the Company completed an initial public offering of common stock and contemporaneously acquired three private conference service bureaus.

  Net revenues. Net revenues increased approximately $5.4 million, or 47%, from $11.6 million to $17.0 million for the three months ended September 30, 1998 and 1999, respectively, and increased $16.1 million, or 46%, from $34.8 million to $50.9 million for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to increased call volumes for audioconferencing and videoconferencing services during the three and nine months ended September 30, 1999, as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston Center's net revenues of $2.5 million and $6.6 million for the three and nine months ended September 30, 1999, respectively, which consisted of increased sales of teleconferencing services to existing and new customers, (ii) a net decrease in the combined Atlanta-Montgomery Center's revenues of $1.0 million and $1.7 million for the three and nine months ended September 30, 1999, respectively, which was caused primarily by the loss of two major customers which acquired or merged with competitors of the Company, (iii) an increase in the Cambridge Center's revenues for the nine months ended September 30, 1999 of $847,000, which consisted of increased audio teleconferencing services to existing and new customers, (iv) a decrease in the Oradell Center's revenues of approximately $583,000 and $698,000 for the three and nine months ended September 30, 1999, respectively, which was caused by the closing of this center on July 31, 1999 and the concurrent transfer of its traffic primarily to the Reston Center, and
(v) an increase of $4.5 million and $11.1 million for the three and nine months ended September 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999.

  The Company's largest outsourcing customer has acquired a competitor of the Company. The customer, representing approximately 9% of the Company's 1998 consolidated net revenues, has honored its outsourcing contract with the Company, which expired in July, 1999. Although the significant reduction in net revenues from this customer has reduced the Company's net revenues and operating results in the near term, the Company believes that the long-term impact to net revenues and results of operations will not be significant.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $2.6 million, or 45%, from $5.7 million to $8.3 million for the three months ended September 30, 1998 and 1999, respectively, and increased $6.3 million, or 35%, from $17.9 million to $24.2 million for the nine months ended September 30, 1998 and 1999, respectively, but decreased as a percentage of revenue from 49.4% to 48.9% for the three months ended September 30, 1998 and 1999, respectively, and from 51.4% to 47.5% for the nine months ended September 30, 1998 and 1999, respectively. The dollar increase was primarily due to (i) an increase in the Reston Center's cost of revenues, excluding depreciation, of $1.2 million and $3.0 million for the three and nine months ended September 30, 1999, respectively, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, (ii) a net decrease in the combined Atlanta-Montgomery Center's cost of revenues, excluding depreciation, of $151,000 and $579,000 for the three and nine months ended September 30, 1999, respectively, which was caused primarily by a reduction in volume due to the loss of two major customers which acquired or merged with competitors of the Company, (iii) an increase in the Cambridge Center's cost of revenues, excluding depreciation, for the nine months ended September 30, 1999 of $200,000 resulting from increased staffing and operations-related costs associated with increased call volumes, (iv) a decrease in the Oradell Center's cost of revenues, excluding depreciation, of approximately $310,000 and $489,000 for the three and nine months ended September 30, 1999, respectively, which was caused by the closing of this center on July 31, 1999 and the concurrent transfer of its traffic primarily to the Reston Center, and (v) an increase of $1.8 million and $4.1 million for the three and nine months ended September 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the addition of the Chaska, Houston and Palm Springs Centers.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.9 million, or 53%, from $3.7 million to $5.6 million for the three months ended September 30, 1998 and 1999, respectively, and increased $5.5 million, or 47%, from $11.6 million to $17.1 million, for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to (i) an increase in selling expense of $359,000 and $1.9 million for the three and nine months ended September 30, 1999, respectively, primarily due to the increased size of the national sales force in 1999, (ii) an increase of $793,000 and $2.2 million for the three and nine months ended September 30, 1999, respectively, relating to the Chaska, Houston and Palm Springs Operating Centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, (iii) an increase in general and administrative expense of $515,000 for the three months ended September 30, 1999 related to increased staffing costs such as compensation, benefits and travel expenses, and (iv) an increase of approximately $1.2 million for the nine months ended September 30, 1999 due to costs associated with the departure of the former Chief Executive Officer and other management staff.

  Depreciation and amortization expense. Depreciation and amortization expense increased $729,000 from $1.4 million to $2.1 million for the three months ended September 30, 1998 and 1999, respectively, and increased $1.9 million from $3.9 million to $5.8 million for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to additions to property and equipment throughout 1998 and 1999 as well as the additional property and equipment purchased in connection with the Chaska, Houston and Palm Springs Centers which were acquired on February 10, 1999. In addition, amortization of goodwill and intangibles increased $378,000 and $958,000 for the three and nine months ended September 30, 1999, respectively, which represents amortization expense related to the three Operating Centers acquired on February 10, 1999.

  Non-recurring charge. The results for the nine months ended September 30, 1999 include a non-recurring charge of approximately $3.0 million which was incurred during the second quarter of 1999 and related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which are expected to close by the end of 1999. In conjunction with these closings, the Company is expanding its other facilities to accommodate the transitioned business. The Company anticipates that it will realize annual cost savings beginning in the year 2000 in the range of $1.5 million to $2.0 million as a result of the consolidation. In 1999, the Company anticipates that the cost savings will be offset by incremental costs associated with executing the consolidation plan. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions,
(iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the three months ended September 30, 1999, the Company paid out approximately $277,000 related primarily to personnel reductions and facility closings and wrote off approximately $246,000 of intangible assets and leasehold improvements related to the Oradell and Danbury Centers. The results for the three and nine months ended September 30, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January, 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Center as well as other Operating Centers. During the three and nine months ended September 30, 1999, the Company paid out approximately $47,000 and $382,000, respectively, related to personnel reductions and the facility closing.

  Interest expense, net. Interest expense, net increased $235,000 from $3.2 million to $3.4 million for the three months ended September 30, 1998 and 1999, respectively, and increased $791,000 from $9.3 million to $10.1 million for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to the following: (i) $159,000 and $457,000 for the three and nine months ended September 30, 1999, respectively, of interest expense related to the Company's revolving credit facility executed in the fourth quarter of 1998, (ii) $49,000 and $141,000 for the three and nine months ended September 30, 1999, respectively, of non-cash interest expense related to the amortization of deferred debt issuance costs, and (iii) decreased interest income of approximately $27,000 and $193,000 for the three and nine months ended September 30, 1999, respectively, due to reduced cash balances.

Liquidity and Capital Resources

  The Company generated positive cash flows of $2.3 million for the nine months ended September 30, 1999 as compared to negative cash flows of $8.5 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company generated positive cash flows from operations of $2.8 million compared to negative cash flows from operations of $1.2 million for the nine months ended September 30, 1998. Cash used in investing activities of $34.9 million for the nine months ended September 30, 1999 included $29.1 million related to the acquisitions of ABCC, CPI and ABCI, as well as $5.8 million related to the acquisition of property and equipment. Cash provided by financing activities of $34.4 million for the nine months ended September 30, 1999 includes $33.7 million in proceeds from the issuance of common stock, the majority of which relates to the initial public offering of common stock which was completed on February 10, 1999.

  On November 12, 1997, the Company completed a Private Placement of $75.0 million of Senior Notes. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Operating Centers and mature on November 15, 2001. The Senior Notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to the Company at any time on or prior to November 15, 1999 at certain premiums, as specified in the Indenture. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any Common Stock or warrants, rights or options to acquire Common Stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of Common Stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At September 30, 1999, the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company executed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Operating Centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the Operating Centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. At September 30, 1999, the Company was in compliance with such ratios and tests. As of September 30, 1999, the Company had outstanding $1.2 million on the term loan; $1.0 million on the equipment term loan; and $3.6 million on the revolving loan.

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

  The Company is highly leveraged at September 30, 1999. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

  The Company has also completed the assessment of internal systems phase. The Company has concluded that all of its internal systems, including all of its teleconferencing bridges, that will be in use beyond 1999 are Year 2000 compliant except for one accounts receivable module of an accounting system that is used in one of the Company's Operating Centers. The accounts receivable module is not critical to the operation of the business and the necessary changes to make this module Year 2000 compliant are scheduled to be complete by November 30, 1999. The Company has completed the repair or replacement and testing required for each internal system and component except for the accounts receivable module referred to above which is scheduled to be complete by November 30, 1999. Additionally, in connection with its plans to integrate the Operating Centers, the Company is in the process of implementing certain common systems in both the operations and financial management areas. Such common systems are Year 2000 compliant, a criteria of the systems integration plan. The Company expects all of its internal systems and system components to be Year 2000 compliant by November 30, 1999.

  The Company has completed the assessment of its supplier and service provider Year 2000 readiness phase. The Company has contacted all major suppliers and service providers and has received Year 2000 certifications from substantially all major suppliers and service providers. However, there is no assurance that the Company's suppliers or service providers will not suffer a Year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations.

  The Company has not yet developed a Year 2000-specific contingency plan as the Company expects its systems and system components to be Year 2000 compliant by November 30, 1999. The Company intends to prepare a contingency plan as it becomes aware of Year 2000 problems or risks.

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

Item 4. Submission of Matters to a vote of Security Holders

  At a special meeting of stockholders, held on July 29, 1999, in lieu of and for the purposes of the annual meeting, the stockholders of the Company elected Joanna M. Jacobson and Patti R. Bisbano as Class III directors of the Company to hold office until the 2002 Annual Meeting of Stockholders or special meeting held in lieu thereof. The nominees were elected with the following votes:

                                                                        Votes
                                                                       Withheld
      Election of Director                                  Votes For or Opposed
      --------------------                                  --------- ----------
      Joanna M. Jacobson................................... 5,817,907  203,231
      Patti R. Bisbano..................................... 5,776,857  244,281

  There were no broker non-votes for this proposal. Additionally, the stockholders of the Company voted to approve and adopt the Company's 1999 Stock Plan. The vote with respect to this matter was as follows:

                                                                        Votes
                                                                       Withheld
                                                            Votes For or Opposed
                                                            --------- ----------
      Adoption of 1999 Stock Plan.......................... 2,068,789  540,414

  There were 3,411,935 broker non-votes for this proposal.

Item 6. Exhibits and Reports on Form 8-K

  (a)Exhibits.

    Exhibit 11(a)--Calculation of Shares Used in Determining Net Loss Per
    Share

  (b)Reports on Form 8-K.

  A report on Form 8-K was filed on July 6, 1999 to report the appointment of Kim Mayyasi, President and Chief Executive Officer, as a Class III Director effective July 1, 1999 with a term expiring in May 2000.

  A report on Form 8-K was filed on August 16, 1999 to report that approximately 26 of the Company's shareholders, including the Company's founder and largest shareholder, have agreed with the Company to voluntarily extend by 120 days the "lock up" period applicable to certain of the Company's securities beneficially owned by participating shareholders. The extended lock-up period will expire on December 3, 1999. The extended lock up period applies to an aggregate of approximately 2,002,500 shares of the company's common stock and options to purchase an aggregate of approximately 473,750 shares of the Company's common stock.

  A report on Form 8-K was filed on August 23, 1999 to report the appointment of Michael E. Savage to the position of Senior Vice President and Chief Financial Officer, effective September 1, 1999.
                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation
                                              (Registrant)

Date: November 12, 1999

                                                    /s/ Kim A. Mayyasi
                                          _____________________________________
                                                     Kim A. Mayyasi,
                                              President and Chief Executive
                                                         Officer

                                                   /s/ Michael E. Savage
                                          _____________________________________
                                                   Michael E. Savage,
                                              Senior Vice President and CFO
                                            (Principal Financial Officer and
                                                        Principal
                                                   Accounting Officer)

                                 EXHIBIT INDEX

                                                                          Page
                                                                          ----
   11(a)--Calculation of Shares Used in Determining Net Loss Per Share...  22