Form 10-K
period 1999-12-31
VIALOG CORP
filed 2000-03-30
CIK 1016601

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

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM      TO

                       Commission File Number 001-15527

                              VIALOG CORPORATION

            (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                           04-3305282
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

                                35 NEW ENGLAND
                          BUSINESS CENTER, SUITE 160
                               ANDOVER, MA 01810
                   (Address of principal executive offices)

                                (978) 975-3700
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange on
          Title of each class                     which registered
                Common                         American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 13, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $57,939,091. Shares of voting and non-voting common equity held by each executive officer and director and by each person who beneficially owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $6.375, the closing sales price of the Company's common stock on March 13, 2000. On such date, the Company had 9,152,485 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 1. Business.

Introduction

  VIALOG Corporation (including its subsidiaries, "VIALOG" or the "Company"), a Massachusetts corporation, is a leading independent provider of value-added conferencing services. Since its founding on January 1, 1996, the Company has grown substantially, primarily through acquisitions. On November 12, 1997, VIALOG acquired six private conference service bureaus. On February 10, 1999, VIALOG completed an initial public offering of its common stock and acquired three additional private conference service bureaus.

  In order to increase operating efficiencies, during 1999, VIALOG successfully consolidated the operations of the nine acquired companies into four operating subsidiaries, which the Company refers to as operating centers. These operating centers are located in Reston, Virginia; Montgomery, Alabama; Chanhassen, Minnesota and Cambridge, Massachusetts. A brief description of each of the Company's operating centers is set forth below:

    The Reston Center had net revenues of approximately $18.4 million in 1998 and of approximately $27.4 million in 1999. The Reston Center specializes in providing conferencing services to numerous organizations, including financial institutions, government agencies, trade associations and professional service firms. The Reston Center is also primarily responsible for the development and provision of services in the fast-growing videoconferencing marketplace. As of March 1, 2000, the Reston Center had approximately 194 employees.

    The Montgomery Center had net revenues of $17.1 million in 1998 and approximately $15.2 million in 1999. The Montgomery Center specializes in providing conferencing services to the retail industry and to various telecommunications providers. As of March 1, 2000, the Montgomery Center had approximately 140 employees and is the primary support center for VIALOG's new, innovative Ready-To-MeetTM conference service.

    The Chanhassen Center had net revenues of approximately $7.5 million in 1998 and approximately $10.3 million in 1999. The Chanhassen Center services a general corporate clientele with a specialty in the communications industry. As of March 1, 2000, VIALOG's Chanhassen Center had approximately 87 employees.

    The Cambridge Center had net revenues of approximately $5.9 million in 1998 and approximately $6.9 million in 1999. The Cambridge Center services a general business clientele. As of March 1, 2000, the Cambridge Center had approximately 46 employees. The Cambridge Center will be relocated to a new VIALOG facility in Bedford, Massachusetts during 2000.

  The five operating centers closed during 1999 in connection with the Company's consolidation of operations accounted for additional revenues of $10.9 million in 1998 and $10.7 in 1999. The conferencing traffic from these centers is now handled by the four remaining operating centers.

  In addition to the consolidation of the operating centers, VIALOG also completed several other initiatives during 1999 including:

  . the launching of WebConferencing.com, VIALOG's new Internet portal site, and Ready-To-MeetTM, VIALOG's new reservation-less conferencing service,

  . the expansion or introduction of premium videoconferencing, web presentation sharing, and audio streaming services,

  .  the expansion and restructuring of VIALOG's national sales force, and

  .  the streamlining and centralization of various administrative functions.

Description of Business

 Company Overview

  VIALOG is a leading independent provider of audio, video and Internet conferencing services. The Company believes it is the largest company focused solely on conferencing services, with four operating centers, state-of-the-art digital conferencing technology, an Internet portal site (WebConferencing.com) and an experienced national sales force. The Company believes it differentiates itself from its competitors by providing innovative products, superior customer service and an extensive range of enhanced and customized conferencing solutions. The Company has capitalized on the growth in the conferencing services market, and has built a large, stable client base ranging from Fortune 500 companies to small institutions. Customers also include certain major long distance telecommunications providers who have outsourced their conferencing services to the Company. During 1999, the Company provided services to more than 6,000 customers representing over 32,000 accounts.

  Audioconferencing is currently the Company's principal service offering. However, VIALOG is leveraging long-term relationships with its customers in the traditional audioconferencing business to expand into "new media" market opportunities including video and web-based services. The Company now offers an innovative new reservation-less audioconferencing service, Ready-To-MeetTM, as well as enhanced audioconferencing services such as digital replay and audio streaming. Media enhanced services now offered by VIALOG include videoconferencing, fax and e-mail broadcast, as well as a family of Internet conferencing services. Introduced in October 1999, the Company's user-friendly Internet portal site, WebConferencing.com, provides internet access to all of the Company's conferencing services.

  VIALOG has embraced a strategy of "solutions selling" that offers customized conferencing solutions to each of its customers. This includes various vertical industry applications in the medical and financial marketplaces, as well as other customized applications like conference event planning and coaching. Further, customized formats are specifically designed for such applications as investor relations calls, auctions and interactive educational programs. The Company has designed its service delivery infrastructure to be flexible so that comprehensive, custom solutions for each customer may be easily designed and implemented across a variety of technologies including the Internet.

  The industry in which the Company operates has been experiencing significant growth. The Company intends to capitalize on this growth by continuing to expand its national sales and marketing programs. In recognition of what management believes is a broad trend among telecommunications providers to outsource labor-intensive activities such as teleconferencing, VIALOG is also continuing to focus on its wholesale business. VIALOG has established and will continue to pursue partnerships with Internet businesses to increase market penetration via the Internet for VIALOG's services.

Industry Overview

 Services

  The conferencing industry, which includes audio, video and Internet conferencing, provides a range of services to facilitate multiparty communications with participants in different locations. Through conferencing services, customers conduct routine meetings, run training sessions, and share information when face-to-face meetings would be too costly, impractical or inconvenient. Industry studies published by Frost & Sullivan estimate that the conferencing services sector will grow at a compound annual rate of approximately 24% between 1998 and 2003.

 Audioconferencing

  Audioconferencing connects multiple parties on a single telephone call through specialized telephone equipment known as a "bridge." Each bridge has multiple ports which allow conference participants to connect to a conference call. Calls may be established manually by an operator who places calls to or receives calls from conference participants. The Company believes that technological advances, combined with the greater overall awareness and acceptance of audioconferencing as a business tool, have contributed to the increased usage of conferencing over the last six years.

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

 Videoconferencing

  Videoconferencing is similar to audioconferencing except that one or more callers may be viewed on a video monitor by the other participants. The Company believes that the broad adoption of videoconferencing as a meeting tool has historically been constrained by several factors, including limited access to video sites, expensive and proprietary equipment, limited and costly network facilities, incompatibility of systems and poor video quality. The adoption of industry standards, technological advances (which have brought down the cost of equipment and required bandwidth) and increased processing speed (which has improved quality) have all contributed to the development of desktop videoconferencing applications. Interactive multipoint videoconferencing also became feasible in 1995 with the introduction of more cost-effective video technology and low-cost, PC-based video cameras and sound cards. The rapid deployment of compatible hardware, reductions in cost, increases in available bandwidth, and improvements in quality are all expected to accelerate the growth of the market for multipoint videoconferencing.

 Internet Conferencing

  Internet conferencing services include web presentation sharing and audio streaming services. Web presentation sharing, which enables multiple users to conference and collaborate using both text and voice, is the most recent advancement in conferencing. Audio streaming enables participants to listen to an audioconference being "streamed" live over the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

The Company's Conferencing Services

 Audioconferencing

  VIALOG offers a broad range of audioconferencing and related services, primarily to businesses in the financial, retail, professional services and pharmaceutical industries, as well as to government agencies and trade associations. The Company generates revenues from its infrastructure of approximately 12,000 ports of capacity by charging on a per-line, per-minute basis. The Company's audioconferencing services are divided into two major service categories: operator-attended and operator-on-demand. Each category offers standard services such as dialing out to late participants and conducting a roll call at no additional cost, as well as enhanced services at additional cost. For those conference calls requiring a reservation, the Company's new Internet portal site, WebConferencing.com, may be used for greater convenience.

  There are three different types of operator-attended service: Meet-Me, Dial Out and a combination of the two. Meet-Me audioconferences allow participants to join a conference either by dialing a toll free number provided by the Company or by using their own local or long distance service providers. For Dial Out audioconferences, the Company's operators contact participants and join them together in a conference. A combination of the two service types is also available.

  Participants may join an operator-on-demand conference either by dialing a toll free number provided by the Company or by using their own local or long distance service providers, then entering a passcode on their touch-tone keypad. For additional security and to verify attendance, participants may be required to enter a Personal Identification Number (PIN) after they enter the conference passcode. While operators are not necessary for an operator-on-demand audioconference, they can be reached for assistance by pressing "*0."

  In November 1999, VIALOG launched a service that eliminates a reservation and/or an operator to place a conference call between 40 or less parties. The new product, Ready-to-MeetTM, offers instant audioconferencing through a toll free dial-in number and access codes assigned by VIALOG. The Company sells this product through its existing sales force, private label partnerships, and directly through its Internet portal site, WebConferencing.com.

  Consistent with its solutions selling approach, the Company offers customization of audioconferences through the following enhanced services for an extra charge:

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

    Electronic Q&A. Participants can join a queue to ask questions or speak with the moderator by pressing codes on their touch-tone keypads.

    Participant list. The Company can send a list of participants via fax or email, either during or at the conclusion of the conference.

    Participant notification. The Company can call or fax reminders to participants in advance of the conference.

    Polling/voting. Participants can respond to questions by pressing codes on their touch-tone keypads. Tabulations and results are available immediately or at the conclusion of the conference.

    Recording. The Company can record the conference on an audiocassette tape or compact disc, and send recordings via regular, overnight or second-day mail.

    Transcription. The conference can be transcribed in its entirety and provided in written format, on a 3 1/2" diskette or via e-mail.

 Videoconferencing

  In 1996, the Company began to offer videoconferencing services, which enable remote sites equipped with industry standard compliant video equipment to conduct interactive multipoint sharing of video images and audio among three or more participants. Similar to audioconferencing, this service is charged on a per-line, per-minute basis, with enhanced services charged on a fee basis. Videoconferencing requires the use of a video bridge and telecommunications facilities of greater bandwidth than that required for a standard audioconference and is consequently billed at much higher rates. The Company provides its video services from its Reston Center.

  Videoconferences can be assembled in two ways: Meet-Me and Dial Out. Meet-Me videoconferences are those in which participating sites dial in to the Company's video bridge at a scheduled date and time, using an assigned telephone number. Each site may be greeted by an operator or be connected directly, without the operator's presence. Dial Out videoconferences are those in which a Company operator dials out to participating sites prior to a videoconference and connects them to the conference. As part of its "solutions approach," the Company tests the standards of all participating sites to assure compatability and quality standards.

  The Company offers PC-based application sharing via the Company's videoconferencing bridges. Multiple users can view and edit the same document on their own PCs while participating in an audio or video conference, enabling them to present, discuss and/or modify documents in real-time.

 Internet Conferencing

  VIALOG's management believes that Internet conferencing offers the Company many opportunities in an evolving and rapidly expanding marketplace. To extend its leadership position in the traditional conferencing industry into the Internet arena, VIALOG launched its Internet portal site, WebConferencing.com, in October 1999. This unique portal-site enables customers to customize all of their conferencing needs through a convenient, easy-to-use customer interface. An e-commerce section within the site allows new customers to immediately sign up for and purchase VIALOG conferencing services. VIALOG has launched an Internet affiliate program designed to partner with other Internet companies to sell private-labeled access to VIALOG's WebConferencing.com website.

  Additional Internet conferencing services include web presentation sharing and audio streaming services. Web presentation sharing, which enables multiple users to conference and collaborate using both text and voice is the most recent advancement in conferencing. The Company has a Basic and Premier version of its web presentation sharing services which differ in interactive capabilities and media options. Audio streaming enables participants to listen to an audioconference being "streamed" live over the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

  The adoption of industry standards for multimedia conferencing and new Internet application services and software are expected to facilitate greater adoption of Internet conferencing. The Company believes that Internet conferencing services will likely be used in conjunction with audioconferencing to allow simultaneous group discussions during display of documents.

 Enhanced Teleservices

  In customizing solutions for customers, the Company complements its audio, video and Internet conferencing services with enhanced teleservices, such as MessageCast, Interactive Voice Response, broadcast fax and fax on-demand.

    MessageCast. The Company's MessageCast voicemail broadcast service delivers a personalized message quickly to a large number of recipients via the telephone. MessageCast delivers a custom voice message instantly to any individual with a phone number, either live or to a voicemail box.

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

Competitive Strengths

  The Company believes that several characteristics differentiate it from many of its competitors including:

  High growth segment of the telecommunications industry. The industry in which the Company operates has been experiencing significant growth. The Company intends to capitalize on this strong growth as it continues to expand its national marketing and sales program. In addition to internal growth generated by strong industry fundamentals and the Company's enhanced marketing capabilities, the Company intends to increase its wholesale or outsourcing business. Management believes that the broad trend among the service providers in the North American telecommunications industry to outsource labor-intensive activities such as teleconferencing will lead to new outsourcing contracts, particularly as Regional Bell Operating Companies ("RBOCs") gain approval to provide long distance service. Further, the Company's recently launched innovations including WebConferencing.com and Ready-To-MeetTM target previously untapped market segments, including the Internet.

  New management team. During 1999, the Company hired three key telecommunications and Internet industry veterans to provide the leadership necessary to capitalize on the growth prospects in the conferencing industry. Kim Mayyasi, the Company's President and CEO, has over twenty years of telecom experience in the long distance, cellular and paging industries. Most recently, Mr. Mayyasi founded the MSP Group, a marketing technology and service company that was acquired by one of the nation's largest advertising firms in 1995. Michael Savage, the Company's CFO, has a background in leading high growth and publicly traded companies. Mr. Savage came to the Company from Digital City, a subsidiary of America Online and the Internet's largest local city resource and community guide. During his career, Mr. Savage has successfully managed two IPOs and accomplished several major debt refinancings for a variety of companies. Bob Saur the Company's Chief Information Officer has more than twenty years of experience in building information and telecommunications systems infrastructure for fast-growing companies in the high tech, IT consulting and financial services industries. Prior to VIALOG, Mr. Saur was Chief Information Officer at Cambridge Technology Partners, a 4,500 person management consulting and systems integration services firm.

  Broad range of products and services. The Company offers one of the most comprehensive portfolios of audio, video and Internet conferencing services in the industry, providing it with significant marketing advantages. The Company offers the features and pricing options to meet a wide variety of customer needs. The Company intends to remain at the forefront of the conferencing industry by continuing to augment its existing service offerings through the development and introduction of additional enhanced services and customized conferencing solutions.

  Internet portal site. WebConferencing.com uses the Internet to facilitate remote meetings, presentations and group collaboration. WebConferencing.com's e-commerce capability is an ideal opportunity for VIALOG's strategic partners to private label its services and market them over the web.

  Stable and diverse customer base. The Company estimates that approximately 90% of the Company's 1999 revenues and approximately 66% of revenue growth in 1999 was from repeat customers. In addition, no single customer represents more than 4% of pro forma 1999 revenues, and the Company's top ten customers represent less than 17% of 1999 revenues. The Company currently has a diverse base of more than 6,000 customers.

  Superior customer service capabilities. The Company has a core competency in its customer service capabilities, which stresses operator training, personalized service and customer needs. The Company has developed and refined the technological capabilities, procedures and management information systems necessary to provide superior customer service, a factor that is critical to both customer retention and new business generation. The Company has spent several years developing and revising this software and believes that no competitor can currently match the flexibility of this system in meeting customer needs.

  Decreasing cost structure. Through the recent consolidation of its nine operating centers into four operating centers, VIALOG expects to improve its operating margins by reducing labor and overhead expenditures. Also, as VIALOG grows through increased penetration, it also improves its cost structure based on economies of scale. Long distance expenses represent VIALOG's second largest cost, and VIALOG's recently announced contract with Qwest Communications reduces its per minute long distance cost by approximately 52%. Additionally, advances in bridge technology have reduced VIALOG's capital requirements to accommodate growth in audioconferencing from approximately $850 per port in 1999 to a current cost per port of approximately $650.

  Unique industry position: scale with focus. The Company believes that it is the largest company in the industry focusing solely on conferencing services. The Company's largest competitors are long distance service providers for which conferencing represents only a small fraction of their total revenues. The Company can focus its capabilities and resources solely on conferencing, including its information systems, capital equipment, hiring practices, training and marketing. The Company believes that this focus offers significant flexibility and competitive advantages in responding to the needs of customers.

Operating Strategy

  The Company provides a full array of conferencing services through its four operating centers. The basic goals of the Company's operating strategy consist of the following:

  Focus exclusively on conferencing services. VIALOG believes that it is the largest and most geographically diverse company focused solely on conferencing services. The Company believes that its dedicated focus on conferencing enables it to respond to the needs of its customers better than competitors which do not focus on conferencing as a core business activity.

  Deliver a broad range of services. VIALOG believes that it offers the most comprehensive selection of audio, video and Internet conferencing services among the independent conferencing service providers, providing the Company with significant marketing advantages. The Company believes that it can leverage the diverse service capabilities and industry expertise of individual operating centers to provide the features and pricing options to meet a wide variety of customer needs. The Company intends to remain at the forefront of the conferencing industry by continuing to augment its existing service offerings through the development and introduction of additional enhanced services and customized communications solutions, especially using the Internet.

  Maximize operational synergies. VIALOG is capitalizing on the benefits of increased size, product range and diverse customer base afforded to it by the acquisition of its operating centers. Since November 1997, VIALOG has centralized several of its operations, including sales, marketing, human resources, benefits administration, finance and cash management functions. Additionally, the Company recently consolidated four of its operating centers, which the Company believes will provide operational efficiencies and reduce operating costs. The combination of the operating centers has enabled the Company to improve operations by: (i) allowing it to handle calls involving a larger number of participants than any of its operating centers had been able to handle individually and (ii) increasing network efficiency by allocating port capacity among the operating centers according to need, time of day, personnel, type of service and other factors. Throughout 1999, the Company has made progress in its efforts to centralize support activities, including reservations, billing, purchasing and management information systems in order to standardize its services, improve customer service and reduce operating expenses. Furthermore, the Company believes that its increased size has resulted in stronger bargaining power in areas such as long distance telecommunications, equipment, employee benefits and marketing.

  Retain customers and stimulate usage. Through the implementation of focused selling strategies and cross-selling programs designed to stimulate use by its existing customer base, the Company intends to expand sales to its diverse base of customers, which numbered more than 6,000 in 1999. The Company believes that customer loyalty for its services is fostered by its emphasis on customer service and ability to design custom solutions. In addition, VIALOG has developed a comprehensive marketing database to monitor account behavior and, based on changes in behavior, trigger appropriate marketing and sales responses to increase customer satisfaction, increase customer usage and maintain customer relationships.

Growth Strategy

  The Company's objective is to build upon its position as a leading independent provider of conferencing services. The Company intends to achieve this goal through a strategy focused on the following:

  Maintain strong internal growth. The Company intends to capitalize on the strong growth in the conferencing services industry. Industry sources project that conferencing services revenues will grow at a compound annual growth rate of 24% through 2003. The Company believes that the consolidation of the operating centers created significant opportunities to enhance internal growth by enabling it to develop a national brand identity, pursue cross-selling opportunities, expand the Company's service offerings and leverage the Company's increased capacity to handle larger contracts. In addition, the Company has undertaken several marketing and sales initiatives, including deployment of a national sales force to access new geographic areas and national accounts, establishment of a coordinated telemarketing effort and implementation of database marketing programs.

  Pursue outsourced services opportunities. The Company has deployed a wholesale sales organization which intends to capitalize on what the Company believes to be significant opportunities to provide outsourced services to Inter-Exchange Carriers ("IXCs"), Local Exchange Carriers ("LECs") and RBOCs as these providers continue to reduce their dependence upon labor-intensive activities. VIALOG currently has contracts to provide outsourced services to a number of facilities-based and non-facilities-based telecommunications service providers. As RBOCs obtain regulatory approval to provide long distance service, the Company believes that some will desire to enter the market quickly with complete packages of high quality telecommunications services, including conferencing. As a result, some RBOCs and LECs may seek to outsource their conferencing requirements in order to speed up their time to market. The Company believes that it is well-positioned to compete for outsourced conferencing business from the IXCs, LECs and RBOCs because it does not compete with IXCs, LECs or RBOCs in their core businesses, it has the capacity and resources to handle significant conferencing volume and it has experience in providing services on an outsourced basis.

  Leverage the Internet. The Company believes that the Internet provides a new market for multimedia conferencing services. By aggressively developing new services that leverage the power of the Internet to deliver content during remote meetings, VIALOG can realize new revenues among its more than 32,000 corporate accounts. Further, using its Internet portal site, WebConferencing.com, distribution of its services through the Internet can cost-effectively reach smaller companies where direct sales are not economically feasible. The Company has launched an affiliate program to enlist strategic Internet partners to accelerate market penetration.

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

  Establishing a national brand. The Company's marketing and sales strategy centers on establishing VIALOG as the brand identified with high value and expert delivery of conferencing services. The Company is implementing a corporate marketing program focused on customers who have the potential for high use. This marketing program will employ targeted database marketing techniques based on the combined customer data of the operating centers, emerging trends and other market segment information.

  Retail sales. The Company employs a national retail sales strategy utilizing both an outside and inside sales group. This new strategy has consolidated the Company's existing sales force and at the same time provided new national account coverage and presence in additional geographic markets. The sales force leverages VIALOG's increased network capacity by cross-selling existing accounts with new and enhanced services, expanding the Company's penetration of key industries (for example, pharmaceutical companies) and targeting key vertical industries and accounts. An outside sales group of approximately 35 professionals operates from four regional offices, and is primarily responsible for origination of new business. An inside sales group of approximately 25 professionals responds to inbound requests, assists customers in implementing VIALOG's service offerings and supports the outside sales force.

  Wholesale sales. The Company has deployed a wholesale sales organization which intends to capitalize on what the Company believes to be significant opportunities for revenue growth by providing outsourced services to IXCs, LECs, and RBOCs. While conferencing services make up a small portion of these companies' overall business, they are an important part of a full-service service provider's portfolio. The Company offers these companies the ability to efficiently outsource all conferencing services and support. The Company believes its wholesale sales initiative is justified by an increasing trend among telecommunications companies to outsource non-core, labor intensive services. The Company believes that this trend has been evidenced by existing outsourcing of services, such as billing and telemarketing and downsizing of personnel as these companies move away from labor-intensive activities. In addition, potential opportunities exist as a result of the Telecommunications Act of 1996 to provide services in new markets. The Company currently has contracts to provide outsourced services to a number of facilities-based and non-facilities-based telecommunications service providers. An important element of the Company's marketing strategy will be to secure additional outsourcing contracts and to expand net revenues from its existing customer base. In order to capitalize on this market, the Company has hired a vice president of wholesale sales and two senior telecom sales professionals who have extensive experience in the industry.

  E-commerce. The Company has embraced the Internet, and is using e-commerce to extend VIALOG's sales distribution. Both through WebConferencing.com and private-label offerings through Internet strategic partners, VIALOG's services can be cost-effectively sold to customers too small to be targeted via direct sales.

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

Customers

  The Company provided services to over 6,000 customers in 1999. The customers ranged in size from major multinational corporations and Fortune 500 companies to small businesses, professional organizations, public institutions and individuals. A breakdown of the Company's top 20 customers (based on 1999 consolidated net revenues), including both wholesale and retail customers, by industry is as follows: financial services (six), telecommunications (five), retail (four), high technology (three), professional services (two), and pharmaceutical (one). No account represented more than 10% of the Company's consolidated net revenues in 1999. The top 10 customers of the Company represented approximately 22% of the Company's pro forma net revenues in 1998 and 16% of the Company's pro forma net revenues in 1999.

Competition

  The conferencing service industry is highly competitive and subject to rapid change. In the audioconferencing market, the Company currently competes, or expects to compete in the near future, with the following categories of companies: (i) IXCs, such as AT&T, MCI WorldCom, Sprint, Global Crossing and Cable & Wireless, (ii) independent LECs, such as GTE, and (iii) other private conference service bureaus ("PCSBs"). The IXCs generally do not market conferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have not emphasized enhanced services or customized communications solutions to meet customer needs. However, there can be no assurance that these competitors will not alter their current strategies and begin to focus on services-specific selling, customized solutions and operator-attended services, the occurrence of any of which could increase competition. Under the Telecommunications Act of 1996, the RBOCs may also be allowed to provide long distance services within the regions in which they also provide local exchange services ("in-region long distance services") upon the satisfaction of certain conditions, including the specific approval of the Federal Communications Commission, the introduction of or a defined potential for facilities-based local competition, the offering of local services for resale, and compliance with access and interconnection requirements for facilities-based competitors. Upon entrance into the long distance market, the ability of an RBOC to gain immediate and significant conferencing market share could be enhanced by its status as the incumbent primary provider of local services to its customers.

  In the videoconferencing and Internet conferencing markets, the Company competes with existing providers of audio teleconferencing services, as well as new competitors dedicated to video and/or Internet conferencing. The Company believes that the principal competitive factors influencing the market for its services are brand identity, quality of customer service, breadth of service offerings, price and vendor reputation. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's services.

  The Company derived approximately 8% of its 1999 pro forma net revenues from IXCs and LECs which outsource conferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the conferencing services now being provided by the Company and pursue such market actively and in direct competition with the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Moreover, the Company believes that part of its growth will occur from RBOCs which may enter the long distance market and outsource their conferencing services. There can be no assurance that any telecommunications company will be able to offer conferencing services legally, now or in the future, will choose to do so or that those choosing to do so will outsource their conferencing services or choose the Company as their provider in case they do outsource conferencing.

  The Company also believes that many of its current and prospective customers have sufficient resources to purchase the equipment and hire the personnel necessary to establish and maintain conferencing capabilities sufficient to meet their own respective conferencing needs. If the manufacturers of PBXs develop improved, cost-effective PBX capabilities for handling conferences with the quality of existing bridges used in the conferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their conferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if internet technology can be modified to accommodate multipoint voice transmission comparable to existing bridges used in the conferencing business, there could be a material adverse effect on the Company's business, financial condition, results of operations and prospects.

  Many of the Company's current and potential competitors have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company and may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements. In addition, such competitors may be capable of initiating or withstanding significant price decreases or devoting substantially greater resources than the Company to the development, promotion and sale of new services. Because bridges are not prohibitively expensive to purchase or maintain, companies previously not involved in conferencing could choose to enter the marketplace and compete with the Company. There can be no assurance that new competitors will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats may have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Suppliers

  The Company's services require two material components which it purchases from outside suppliers:

  Telecommunications Services. A significant portion of the Company's direct costs are attributable to the purchase of local and long distance telephone services. The operating centers have purchased telecommunications services from a number of vendors, including AT&T, Sprint, MCI WorldCom, and Qwest Communications International, Inc. The Company believes that multiple suppliers will continue to compete for the Company's telecommunications contracts. Since the minutes of use generated by the Company will be substantially higher than the largest of the operating centers, the Company's experience is that it has been able to to negotiate telecommunications contracts with lower prices and improved service guarantees. In light of what the Company believes to be increased competition among long distance service providers, the Company has been entering into shorter-term contracts for long distance services in order to obtain the benefit of anticipated reduced costs over time. However, there can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. If the costs of long distance services increase over time, the Company's current purchasing strategy (which calls for shorter-term contracts) may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

  Bridging Hardware and Software Support Systems. The Company uses bridge equipment produced by three different manufacturers. At present, the equipment being utilized is not functionally identical, but is compatible with substantially all network standards. As of December 31, 1999, approximately 58% of the operating centers' port capacity was manufactured by one vendor, MultiLink, Inc., which was acquired by PictureTel Corporation in 1997. However, a number of other vendors offer similar bridging equipment. In December 1999, the Company entered into an eighteen month non-exclusive volume purchase agreement with Octave Communications which provides for graduated bridge price discounts based on the number of ports purchased by VIALOG during the term of the agreement.

Employees

  As of March 1, 2000, the Company had 619 employees, 332 of whom were employed full time or part time as operators or reservationists. None of the Company's employees are represented by unions. The Company has experienced no work stoppages and believes its relationships with its employees are good.

Regulation

  In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core group communications services offered by the Company, various government agencies, such as the FCC, have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services has a direct impact on the cost of the Company's group communications services. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the Company as a common carrier and regulate the prices, conditions or other aspects of the group communications services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements. Additionally, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries. The Company believes that it is currently in material compliance with applicable communications laws and regulations.

Item 2. Properties.

  The Company's corporate headquarters are currently located in approximately 11,900 square feet of office space in Andover, Massachusetts under a lease expiring in June, 2004.

  The operating centers are located in leased facilities in Virginia, Alabama, Massachusetts and Minnesota. The Company believes all of its operating centers are fully utilized except for its approximately 66,000 square foot facility in Reston, Virginia which is approximately 80% utilized and its approximately 25,000 square foot facility in Chanhassen, Minnesota which is 60% utilized. As a result of the closing of five operating centers in connection with the consolidation of operations in 1999, the Company also currently holds leases on an 8,219 square foot facility in Atlanta, Georgia, a 1,088 square foot facility in Oradell, New Jersey, a 3,871 square foot facility in Danbury, Connecticut and a 7,916 square foot facility in Houston, Texas, each of which has been substantially or completely vacated. With the exception of the Palm Springs, California facility, the lease for which expired in December 1999, the Company intends to find tenants to sublease the vacated facilities through the lease maturity dates or to negotiate terminations of these leases with the respective landlords. The Company occupies the operating centers and other facilities under leases which provide for a total of approximately 165,571 square feet at rates ranging from $9.00 to $28.00 per square foot with expiration dates, excluding month-to-month leases, ranging from April 2000 to May 2008. The Company's total lease expense related to its facilities was approximately $1.4 million and $2.3 million for the years ended December 31, 1998 and 1999, respectively. The Company believes its properties are adequate for its needs. The Company's facilities are located either within one mile of central telephone switching locations or on a sonet fiberoptic loop in metropolitan locations. Each facility has dual sources of power or back-up generating capabilities. While the Company's telephone and power requirements may preclude it from locating in some areas, the Company believes alternative locations are available for its facilities at competitive prices.

  In connection with the consolidation plan which commenced in 1999, the Company is in the process of combining its corporate offices and its Cambridge, Massachusetts operating center into a new leased facility located in Bedford, Massachusetts. The corporate offices will remain staffed until June 2000 and the Cambridge operating center will remain staffed until July 2000, after which time its traffic will be managed at the Bedford operating center. The lease for the new Bedford corporate offices and operating center, provides for a total of approximately 27,868 square feet at a base rate of $24.00 per square foot (escalating to $25.00 per square foot in years four through five of the lease) with an expiration date of May 15, 2005.

Item 3. Legal Proceedings.

  The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or in any other manner.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

General

  The Company's authorized capital stock as of December 31, 1999 consisted of 30,000,000 shares of common stock, $0.01 par value and 10,000,000 shares of preferred stock, $0.01 par value. As of December 31, 1999, the Company had outstanding 9,133,569 shares of common stock and no shares of preferred stock. The Company has reserved an aggregate of 4,750,000 shares of common stock for issuance pursuant to its stock plans. (See Item 11--Executive Compensation, Stock Plans).

  On February 10, 1999, the Company completed an initial public offering ("IPO") of its common stock. From February 8, 1999 to December 9, 1999, the Company's common stock was quoted on the Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "VLOG". Since December 10, 1999, the Company's common stock has been quoted on the American Stock Exchange under the symbol "VX". Prior to the IPO, there was no established public trading market for the Company's common stock. The high and low last sale prices for the Company's common stock for the period from February 8, 1999, the date the Company's common stock was first quoted on Nasdaq, through March 24, 2000 are as follows:

                                                                     High   Low
                                                                     ----- -----
   1999
     First Quarter (from February 8)................................ $6.19 $3.75
     Second Quarter.................................................  6.00  3.50
     Third Quarter..................................................  4.50  2.63
     Fourth Quarter.................................................  4.13  2.81
   2000
     First Quarter (through March 24, 2000).........................  7.75  3.00

  As of March 13, 2000, the Company had outstanding 9,152,485 shares of common stock held by approximately 213 shareholders of record.

Dividends

  The Company did not declare any dividends on any class of equity during 1999, and does not intend to pay dividends in the foreseeable future. Additionally, pursuant to the terms of the Indenture related to the Company's November 1997 $75 million bond financing and the senior credit facility the Company currently maintains with Coast Business Credit, the Company is prohibited from declaring or paying any dividends or distributions other than dividends or distributions payable solely in certain of the Company's qualified capital stock.

Sales of Unregistered Securities

  The Company issued or sold the following unregistered securities in 1999:

  . An aggregate of 9,069 shares of common stock between January 1999 and April 1999 at prices ranging from $0.025 to $5.75 per share to several of the Company's employees and a consultant upon the exercise of stock options held by those individuals and issued under the Company's 1996 Stock Plan;

  . An aggregate of 99,696 shares of common stock in February and March 1999 at a price of $3.26 per share to four warrant holders upon the exercise of warrants issued to those warrant holders as part of the Company's February 1997 $500,000 debt financing; and

  . An aggregate of 345,535 shares of common stock between March 1999 and October 1999 at a price of $.01 per share to ten warrant holders upon the exercise of warrants issued as part of the Company's November 1997 $75 million bond financing.

  Each of the sales described above were completed without registration under the Securities Act in reliance on one or more of the following exemptions:

  . Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated under the Securities Act of 1933 for transactions not involving a public offering; and

  . Rule 701 promulgated under the Securities Act of 1933 with respect to certain of the options and shares of common stock issued to the Company's employees and consultants.

Item 6. Selected Financial Data.

  Contemporaneously with the closing of the November 1997 bond financing, VIALOG consummated agreements to acquire six private conference service bureaus, all of which became wholly-owned subsidiaries of VIALOG Corporation. Prior to November 12, 1997, VIALOG did not conduct any operations, and all activities conducted by it related to the acquisitions and the completion of financing transactions to fund the acquisitions.

  The following selected financial data of VIALOG for the years ended December 31, 1996, 1997, 1998 and 1999 have been derived from its audited consolidated financial statements.

                                           Year Ended December 31,
                                   ------------------------------------------
                                     1996       1997       1998       1999
                                   ---------  ---------  ---------  ---------
                                         (in thousands, except share
                                             and per share data)
Consolidated Statement of
 Operations Data:
Net revenues...................... $     --   $   4,816  $  46,820  $  68,629
Cost of revenues, excluding
 depreciation.....................       --       2,492     24,321     32,387
Selling, general and
 administrative expenses..........     1,308      7,178     15,196     23,442
Depreciation expense..............         0        273      2,835      4,190
Amortization of goodwill and
 intangibles......................         0        306      2,490      4,060
Non-recurring charges.............         0      8,000      1,200      2,982
                                   ---------  ---------  ---------  ---------
Operating income (loss)...........    (1,308)   (13,433)       788      1,568
Interest income (expense), net....         1     (1,866)   (12,629)   (13,524)
                                   ---------  ---------  ---------  ---------
Loss before income taxes..........    (1,307)   (15,299)   (11,851)   (11,956)
Income tax benefit (expense)......       522       (522)       (26)      (164)
                                   ---------  ---------  ---------  ---------
Net loss.......................... $    (785) $ (15,821) $ (11,877) $ (12,120)
                                   =========  =========  =========  =========
Net loss per share--basic and
 diluted.......................... $   (0.38) $   (5.48) $   (3.27) $   (1.53)
                                   =========  =========  =========  =========
Weighted average shares
 outstanding...................... 2,088,146  2,889,005  3,632,311  7,947,333
                                   =========  =========  =========  =========
Other Financial Data:
EBITDA(1)......................... $  (1,308) $  (4,854) $   6,103  $   9,818
Cash flows provided by (used in)
 operating activities.............      (178)    (4,148)    (5,418)       149
Cash flows used in investing
 activities.......................        (7)   (53,762)    (7,848)   (37,455)
Cash flows provided by financing
 activities.......................       522     67,140      3,931     37,621
                                                December 31,
                                   ------------------------------------------
                                     1996       1997       1998       1999
                                   ---------  ---------  ---------  ---------
                                               (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents......... $     337  $   9,567  $     232  $     547
Working capital (deficit).........      (249)     7,259     (2,378)    (3,923)
Total assets......................     1,263     75,083     69,266     99,221
Total long-term debt, including
 current portion(2)...............       --      71,936     75,654     78,159
Stockholders' equity (deficit)....       287     (4,882)   (16,592)     5,043

--------
(1) EBITDA represents income from continuing operations before income taxes, depreciation and amortization. EBITDA is not a measurement presented in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a better measure of liquidity. EBITDA does not represent funds available for management's discretionary use. The Company believes that EBITDA is accepted by the telecommunications industry as a generally recognized measure of performance and is used by analysts to report publicly on the performance of telecommunications companies.
(2) Net of unamortized original issue discount of $4.2 million, $3.1 million and $2.0 million at December 31, 1997, 1998, and 1999, respectively.

Access and CSI Selected Financial Data

  VIALOG reports operating results commencing with its inception on January 1, 1996. For the purpose of providing five full years of selected historical financial data, as required under the Securities Act, the following historical selected financial data is presented for the two largest acquired companies, Telephone Business Meetings, Inc. ("Access") and Conference Source International, Inc. ("CSI"). The selected data as of December 31, 1995 and 1996 and for the years ended December 31, 1995 and 1996 and the period January 1, 1997 to November 12, 1997, the date of their respective acquisitions, are derived from, and should be read in conjunction with, Access' and CSI's respective audited financial statements and the notes thereto appearing elsewhere in this Report. The data presented below is neither comparable to nor indicative of the Company's post-acquisition financial position or results of operations.

                                                            January 1,
                            Year Ended December 31,          1997 to
                          ------------------------------   November 12,
                              1995            1996             1997
                          -------------- ---------------  ---------------
                          (In thousands, except share and per share data)
Access Statement of Op-
 erations Data:
Net revenues............  $       6,508  $         9,073   $     10,945
Cost of revenues, ex-
 cluding depreciation...          3,021            3,564          4,791
Selling, general and ad-
 ministrative expenses..          2,484            3,332          4,124
Depreciation and amorti-
 zation expense.........            496              630            823
                          -------------  ---------------   ------------
Operating income........            507            1,547          1,207
Interest expense, net...            152              174            132
                          -------------  ---------------   ------------
Earnings before income
 taxes..................            355            1,373          1,075
Income tax expense
 (benefit)..............            (48)             --             --
                          -------------  ---------------   ------------
Net income..............  $         403  $         1,373   $      1,075
                          =============  ===============   ============
Net income per share--
 basic and diluted......  $      644.80  $      2,746.00   $   2,150.00
                          =============  ===============   ============
Weighted average shares
 outstanding............            625              500            500
                          =============  ===============   ============
Access Other Financial
 Data:
EBITDA(1)...............  $       1,003  $         2,177   $      2,030
Cash flows provided by
 operating activities...            821            2,048          2,932
Cash flows used in
 investing activities...         (1,432)            (795)        (1,704)
Cash flows provided by
 (used in) financing
 activities.............            771             (839)        (1,549)

                                 December 31,
                          ------------------------------
                              1995            1996
                          -------------- ---------------
                                (In thousands)
Access Balance Sheet
 Data:
Cash and cash
 equivalents............  $         390  $           804
Working capital.........            141              759
Total assets............          3,672            4,605
Total long-term debt,
 including current
 portion................          2,416            2,052
Stockholders' equity....            872            1,770

                                                                  January 1,
                               Year Ended December 31,             1997 to
                           ----------------------------------    November 12,
                                1995              1996               1997
                           ---------------  -----------------  ----------------
                           (In thousands, except share and per share data)
CSI Statement of
 Operations Data:
Net revenues.............  $         3,808  $           5,868   $        5,579
Cost of revenues,
 excluding depreciation..            1,617              2,438            2,052
Selling, general and
 administrative
 expenses................              905                998              831
Depreciation expense.....              292                393              356
                           ---------------  -----------------   --------------
Operating income.........              994              2,039            2,340
Interest expense, net....              160                165              120
                           ---------------  -----------------   --------------
Net income...............  $           834  $           1,874   $        2,220
                           ===============  =================   ==============
Net income per share--
 basic and diluted.......  $        834.00  $        1,874.00   $     2,220.00
                           ===============  =================   ==============
Weighted average shares
 outstanding.............            1,000              1,000            1,000
                           ===============  =================   ==============
CSI Other Financial Data:
EBITDA(1)................  $         1,286  $           2,432   $        2,696
Cash flows provided by
 operating activities....              721              2,128            2,897
Cash flows used in
 investing activities....             (225)               (41)            (311)
Cash flows provided by
 (used in) financing
 activities..............             (144)            (2,144)          (2,801)

                                    December 31,
                           ----------------------------------
                                1995              1996
                           ---------------  -----------------
                                   (In thousands)
CSI Balance Sheet Data:
Cash and cash
 equivalents.............  $           375  $             318
Working capital
 (deficit)...............             (322)               445
Total assets.............            2,037              2,293
Total long-term debt,
 including current
 portion.................            1,446              1,405
Stockholders' equity
 (deficit)...............              360                676

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  VIALOG Corporation was founded on January 1, 1996. On November 12, 1997, VIALOG Corporation consummated agreements to acquire six private conference service bureaus, all of which became wholly-owned subsidiaries of VIALOG Corporation. Prior to the original acquisitions, VIALOG Corporation did not conduct any operations, and all activities conducted by it were related to the original acquisitions. On February 10, 1999 VIALOG Corporation completed an initial public offering of its common stock and consummated agreements to acquire three private conference service bureaus, all of which became wholly-owned subsidiaries of VIALOG Corporation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 1997, 1998 and 1999 and the financial statements and related notes thereto of certain operating centers prior to their acquisition for the years ended December 31, 1995, 1996, 1997 and 1998 and "Selected Financial Data" appearing elsewhere in this Report.

Introduction

  The Company's net revenues are derived primarily from fees charged to customers for audioconferencing services as well as videoconferencing and enhanced and customized communication services. Cost of revenues, excluding depreciation, consists primarily of long distance telephone and network charges, salaries and benefits for conference operators and reservationists and maintenance of telephone bridging equipment. Selling, general and administrative expenses consist primarily of compensation and benefits to sales and marketing personnel, executive officers and general and administrative employees, marketing expenses, occupancy costs and professional fees.

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

  The Company, which has only conducted operations since November 12, 1997 (other than in connection with certain financing transactions, the issuance of senior notes and the acquisitions), has integrated several of its operations, including sales, marketing, human resources, benefits administration, accounting and finance, excluding billing. Within the next six months, the Company plans to complete the migration of the reservations process to one common reservation system. Additionally, the Company is in the process of implementing a new, state of the art billing system and expects to complete the implementation over the next 6 to 9 months. The Company estimates that the cost to implement the new billing system will be approximately $1.0 million. Once implemented, the system is expected to reduce costs through enhanced billing efficiencies. Additional cost reduction opportunities exist with the Company's long distance costs as a result of new agreements recently entered into by the Company. It is anticipated that increased marketing costs will be required to further establish the Company's brand name in the marketplace. As a result of these various costs and cost-savings, comparisons of historical operating results may not be meaningful, and such results may not be indicative of future performance.

  The Company's largest outsourcing customer acquired a competitor of the Company in 1998. The customer, representing approximately 7% of the Company's 1998 consolidated net revenues and 2% of the Company's 1999 consolidated net revenues, honored its outsourcing contract with the Company, which expired in July 1999. Although the significant reduction in net revenues from this customer has reduced the Company's net revenues and operating results in the near term, the Company believes that the long term impact to net revenues and results of operations will not be significant.

VIALOG Corporation

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net revenue. Net revenue for fiscal 1999 increased to $68.6 million as compared to $46.8 million for fiscal year 1998, an increase of 47%. The increase was primarily due to increased call volumes for audioconferencing and videoconferencing services, as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of the increase were (i) an increase in the Reston operating centers' net revenues from $18.4 million to $27.4 million, an increase of 49% (ii) and an increase of $15.8 million related to the Chanhassen (formerly Chaska), Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. These increases were partially offset by a revenue decrease of approximately $3.3 million from the loss of two outsourcing customers that merged with competitors of the Company.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $8.1 million, or 33%, from $24.3 million in 1998 to $32.4 million in 1999, but decreased as a percentage of revenue from 51.9%, in 1998 to 47.2% in 1999. The dollar increase was primarily due to
(i) an increase in the Reston Center's cost of revenues of $3.9 million related to increased volume, and (ii) an increase of $5.9 million relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. These increases were offset by a cost of revenue decrease of $1.2 million in the Montgomery operating center caused primarily by the loss of two major customers that merged with competitors of the Company. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from the negotiation of lower cost telecommunication contracts and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.2 million, or 54%, from $15.2 million in 1998 to $23.4 million in 1999. The increase primarily reflects the increases in (i) personnel, commissions and related expenses associated with higher sales volume, (ii) expansion of the Company's marketing, market research and communications programs, (iii) investments in the Ready-to-Meet and WebConferencing segments, (iv) increased staffing and outside services in the general and administrative area and (v) $1.2 million of costs associated with the departure of the former Chief Executive Officer and other management staff.

  Depreciation and amortization expense. Depreciation expense increased $1.4 million from $2.8 million in 1998 to $4.2 million in 1999. The increase was primarily due to additions to property and equipment as well as the acquired property and equipment related to the acquisition of the three operating centers on February 10, 1999. In addition, amortization of goodwill and intangibles increased $1.6 million from $2.5 million to $4.1 million which represents amortization expense related to the three operating centers acquired on February 10, 1999.

  Non-recurring charges. The results for the year ended December 31, 1999 include a non-recurring charge of approximately $3.0 million, which was incurred during the second quarter of 1999 and related to the consolidation of four of the Company's operating centers. The operating centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which were closed in in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. The Company anticipates that it will realize annual cost savings beginning in 2000 of approximately $2.0 million as a result of the consolidation. In addition, the Company plans to combine its corporate offices and its Cambridge operating center by the end of the third quarter of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions,
(iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During 1999, the Company paid out approximately $546,000 related primarily to personnel reductions and facility closings and wrote off approximately $246,000 of intangible assets and leasehold improvements related to the Oradell and Danbury operating centers. In December, the Company paid out approximately $144,000 related primarily to personnel reductions and facility closings and wrote off approximately $449,000 of intangible assets related to the Houston and Palm Springs operating centers.

  Components of the non-recurring charge recorded in 1999 and amounts incurred through December 31, 1999 are as follows:

                                                              Amount
                                                       1999  Incurred Balance
                                                      Charge   1999   12/31/99
                                                      ------ -------- --------
                                                              ($000's)
People Related Costs................................. $  860  $  401   $  459
Facility Related Costs...............................  1,175     139    1,036
Other Related Costs..................................    150     150       --
Impairment of intangible assets and leasehold
 improvements........................................    797     695      102
                                                      ------  ------   ------
  Total.............................................. $2,982  $1,385   $1,597
                                                      ======  ======   ======

  The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery operating centers. In accordance with the consolidation plan, the Atlanta operating center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery operating center as well as other operating centers. During the twelve months ended December 31, 1999, the Company paid out approximately $166,000 related to personnel reductions and the facility closing.

  Components of the non-recurring charge recorded in 1998, amounts incurred through December 31, 1999, and adjustments to the charge are as follows:

                                  Amount            Amount
                           1998  Incurred Balance  Incurred Adjustments Balance
                          Charge   1998   12/31/98   1999    to Charge  12/31/99
                          ------ -------- -------- -------- ----------- --------
                                                 ($000's)
People Related Costs....  $  373   $315     $ 58     $  4      $(54)      $--
Facility Related Costs..     400    --       400      159       202        443
Other Related Costs.....     135      8      127        3      (124)       --
Impairment of intangible
 assets and leasehold
 improvements...........     292      1      291      267       (24)       --
                          ------   ----     ----     ----      ----       ----
  Totals................  $1,200   $324     $876     $433      $--        $443
                          ======   ====     ====     ====      ====       ====

  Of the remaining balance from the 1998 and 1999 restructurings approximately $964,000 is included in short-term liabilities at December 31, 1999.

  Interest expense, net. Interest expense, net increased $895,000 from $12.6 million in 1998 to $13.5 million in 1999. The increase was primarily due to $539,000 of interest expense related to borrowings from the Company's revolving credit facility executed in the fourth quarter of 1998, $130,000 in increased loan fees related to the credit facility and decreased interest income of $230,000 related to reduced cash balances.

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

  Two of the Company's largest outsourcing customers have acquired or merged with competitors of the Company. Collectively, these customers accounted for approximately 12% of the Company's 1998 consolidated net revenues. One of these customers, representing approximately 9% of the Company's 1998 consolidated net revenues, honored its outsourcing contract with the Company, which expired in July 1999. The second customer, representing approximately 3% of the Company's 1998 consolidated net revenues, moved its conferencing business to a conferencing company it acquired.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million, or 112%, from $7.2 million in 1997 to $15.2 million in 1998. The increase was primarily due to the fact that selling, general and administrative expenses for the year ended December 31, 1997 represented only general and administrative expenses related to the organization of VIALOG Corporation and the consummation of business combination agreements with the acquisitions of six private conference service bureaus prior to November 12, 1997 and consolidated selling, general and administrative expenses of the Company including the six acquisitions for the period November 12, 1997 through December 31, 1997, while the expenses for the year ended December 31, 1998 represent consolidated selling, general and administrative expenses of the Company, including the six acquisitions for the full year. Selling, general and administrative expenses for the years ended December 31, 1997 and 1998 consisted primarily of the following: (i) compensation, benefits and travel expenses of $3.0 million and $10.4 million, respectively, (ii) certain marketing expenses, including advertising, promotions, trade shows and consulting, of $490,000 and $1.5 million, respectively, (iii) professional services expenses of $3.4 million and $721,000, respectively, (iv) occupancy costs of $216,000 and $851,000, respectively, (v) materials, supplies and equipment related costs of $0 and $755,000, respectively, (vi) taxes and insurance costs of $0 and $421,000, respectively, and (vii) all other costs of $92,000 and $540,000, respectively. Included in professional services expenses for the year ended December 31, 1997 is approximately $2.0 million related to an initial public offering which was terminated in early 1997. Included in selling, general and administrative expenses for the year ended December 31, 1998 is approximately $508,000 for compensation and legal expenses related to severance agreements for two former employees.

  Depreciation and amortization expense. Depreciation and amortization expense increased $4.7 million from $579,000 to $5.3 million for the years ended December 31, 1997 and 1998, respectively. The increase was primarily due to the fact that VIALOG Corporation did not conduct operations prior to November 12, 1997. Thus, depreciation and amortization expense in 1997 represents consolidated depreciation and amortization expense of the Company including the six acquisitions for the period November 12, 1997 through December 31, 1997, while depreciation and amortization expense in 1998 represents consolidated depreciation and amortization expense of the Company, including the six acquisitions for the full year.

  Non-recurring charge. The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery operating centers. In connection with the consolidation plan being implemented by the Company, the Atlanta operating center remained staffed through January 31, 1999, after which time its traffic has been managed by operators in the Montgomery operating center as well as other operating centers. The Company relocated its Montgomery operating center into a new leased facility in May 1999. The Company believes that, over the long term, the consolidation of the two operating centers will provide operational efficiencies as well as reduce operating costs. During the period that the Atlanta operating center remained staffed, the Company incurred a modest amount of incremental costs associated with increased staffing in the Montgomery operating center in anticipation of the additional conferencing volume to be managed by the Montgomery operating center as a result of the consolidation. The non-recurring charge includes (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta operating center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery operating centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta operating center. As of December 31, 1998, approximately $324,000 of such costs had been paid.

  Components of the non-recurring charge recorded in 1998, amounts incurred through December 31, 1999, and adjustments to the charge are as follows:

                                  Amount            Amount
                           1998  Incurred Balance  Incurred Adjustments Balance
                          Charge   1998   12/31/98   1999    to Charge  12/31/99
                          ------ -------- -------- -------- ----------- --------
                                                 ($000's)
People Related Costs....  $  373   $315     $ 58     $  4      $(54)      $--
Facility Related Costs..     400    --       400      159       202        443
Other Related Costs.....     135      8      127        3      (124)       --
Impairment of intangible
 assets and leasehold
 improvements...........     292      1      291      267       (24)       --
                          ------   ----     ----     ----      ----       ----
  Totals................  $1,200   $324     $876     $433      $--        $443
                          ======   ====     ====     ====      ====       ====

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

Liquidity and Capital Resources

  The Company has funded its operations primarily through, a senior debt offering in 1997, a credit facility initiated in 1998 and its initial public stock offering in February 1999.

  The Company generated positive cash flows from operating activities of $149,000 in 1999 versus a negative $5.4 million in 1998 and a negative $4.1 million in 1997 primarily due to increased depreciation and amortization as well as working capital improvements. Cash used in investing activities of $37.5 million, $7.8 million and $53.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, represent cash paid in connection with the acquisitions of operating centers of $29.1 million, $0 and $53.3 million, respectively, purchases of property, plant and equipment of $8.4 million, $7.4 million and $454,000, respectively, and $493,000 related to deferred acquisition costs for the year ended December 31, 1998. Cash provided by financing activities of $37.6 million, $3.9 million, and $67.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, represent issuance of common stock and long-term debt and net advances on the Company's line of credit, offset by payments of previously issued debt and payments of indebtedness of the original six acquired private conference service bureaus.

  On November 12, 1997, VIALOG completed a private placement of $75.0 million of senior notes. The senior notes bear interest at 12.75% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The senior notes are guaranteed by the operating centers and mature on November 15, 2001. The senior notes are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding senior notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require VIALOG to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At December 31, 1999 the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company closed a two year, $15.0 million credit facility with Coast Business Credit, a division of Southern Pacific Bank. Subject to the meeting of certain conditions, the senior credit facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or the Prime Rate plus 1.5%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available senior credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the operating centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the operating centers. The Company is required to maintain compliance with certain financial ratios and tests, consisting of a debt service coverage ratio of not less than 1.2:1 determined on a monthly basis and a minimum net worth level of not less than $50.0 million determined on an ongoing basis. As of December 31, 1999, the Company was in compliance with such financial ratios and tests. As of December 31, 1999, the Company had borrowed $875,000 on the term loan, $3.8 million on the equipment term loan, and $4.8 million on the revolving loan.

  On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $32.7 million. Of the net proceeds, approximately $29.1 million was used on February 10, 1999 to complete the acquisitions, in separate transactions, of all of the outstanding capital stock of A Business Conference-Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"). ABCC, CPI and ABCI. In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.3 million were used for working capital and general corporate purposes.

  The Company anticipates that its cash flows from operations, supplemented by borrowings under the senior credit facility, will meet or exceed its working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months. The Company expects to meet its longer term liquidity requirements including repayment of the senior notes, through a combination of working capital, cash flow from operations, borrowings and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  The Company filed a current report on Form 8-K, dated February 28, 2000, indicating that the Company had received signed lock-up agreements from the holders of approximately 80% of the aggregate principal amount of its 12 3/4% Senior Notes due 2001 under which, subject to the Company's obtaining favorable senior credit financing, such noteholders would exchange their existing notes for cash and newly issued convertible preferred stock of the Company. The Company has had substantial discussions with lenders to arrange such favorable financing.

  The Company is highly leveraged. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

Year 2000 Compliance

  The Company has experienced no Year 2000 related outages or interruptions. Operating centers conducted normal operations during the actual roll over and continued to service customers with no Year 2000 related issues. Performance testing during and after the roll over found no service or integrity issues. All functional areas of the Company conducted normal business throughout the rollover.

  Costs: The Company's total expenditures for contingency planning and staffing during the Year 2000 rollover was less than $200,000. The Company experienced no material expenditures in connection with its Year 2000 remediation efforts. Remediation efforts were conducted as elements of systems upgrades or replacements that had been planned for other business reasons. The cost of purchasing, or developing, and deploying these new systems was not considered Year 2000 costs as they were included in the Company's integration plan and were not accelerated due to Year 2000 issues. Most of the expenses incurred were related to the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters.

  Risks: The Company is aware of no further Year 2000 related risks outstanding at this time. There are a number of additional date integrity issues related to the identification of Year 2000 as a leap year that have caused concern in the computer industry. The Company believes that based on its testing and remediation efforts, these date integrity issues do not present a concern. The Company will continue to monitor systems operations and integrity during the remainder of Year 2000. No additional Year 2000 related expenditures are anticipated.

Combined Operating Centers and VIALOG Corporation

  The combined operating centers' and VIALOG Corporation's Statements of Operations data for the years ended December 31, 1997, 1998 and 1999 do not purport to present the financial results or the financial condition of the combined operating centers and VIALOG Corporation in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues, excluding depreciation of the individual operating centers and VIALOG Corporation on an historical basis, and excludes the effects of pro forma adjustments. This combined data prior to the acquisitions will not be comparable to and may not be indicative of the Company's post-combination results of operations because the operating centers were not under common control or management.

Results of Operations--Combined Operating Centers and VIALOG Corporation

  The following unaudited combined data of the operating centers and VIALOG Corporation on an historical basis are derived from the respective audited and unaudited financial statements. Such data excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented:

                                           Year Ended December 31,
                                  -------------------------------------------
                                      1997           1998           1999
                                  -------------  -------------  -------------
                                           (Dollars in thousands)
Net revenues..................... $45,583 100.0% $59,819 100.0% $70,539 100.0%
Cost of revenues, excluding
 depreciation....................  22,296  48.9%  29,096  48.6%  33,032  46.8%

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net revenues. Revenues from all operating centers reflect an increase from $59.8 million in 1998 to $70.5 million in 1999, an increase of $10.7 million, or 18%. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of the increase were (i) an increase in the Reston operating center's net revenues of $9.0 million, or 49.4%, from $18.4 million in 1998 to $27.4 million in 1999, (ii) a decrease in the Montgomery operating center's net revenues of $1.9 million, or 11.4%, from $17.1 million in 1998 to $15.2 million in 1999, caused primarily by the loss of two major customers who merged with competitors of the Company,
(iii) an increase in the Chanhassen operating center's net revenues of $2.8 million, or 37.7%, from $7.5 million in 1998 to $10.3 million in 1999, and
(iv) an increase in the Cambridge operating center's net revenues of $922,000, or 15.5% from $5.9 million in 1998 to $6.9 million in 1999.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the year ended December 31, 1999 increased $3.9 million, or 13.6%, from $29.1 million in 1998 to $33.0 million in 1999, while decreasing as a percent of revenues from 48.6% in 1998 to 46.8% in 1999. The dollar increase was primarily attributable to (i) an increase in the Reston operating center's cost of revenues, excluding depreciation, of $3.9 million, or 46.5% from $8.5 million in 1998 to $12.4 million in 1999 resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, (ii) an increase in the Chanhassen operating center's cost of revenues, excluding depreciation, of $994,000 or 41.8%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, and (iii) a decrease in the Montgomery operating center's cost of revenues, excluding depreciation, of $1.3 million or 13.0%, caused primarily by the loss of two major customers who merged with competitors of the Company. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from the negotiation of lower cost telecommunication contracts and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net revenues. All operating centers reflected an increase in net revenues for the year ended December 31, 1998 compared to the year ended December 31, 1997. Net revenues increased $14.2 million, or 31.2%, from net revenues of $45.6 million in 1997 to net revenues of $59.8 million in 1998. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were
(i) an increase in the Reston operating center's net revenues of $5.8 million, or 46.0%, from $12.6 million in 1997 to $18.4 million in 1998, which consisted of increased sales of conferencing services of approximately $3.9 million and $1.9 million to existing and new customers, respectively, including the introduction of video equipment sales in the first quarter of 1998, (ii) an increase in the Cambridge operating center's net revenues of $1.8 million, or 44.1%, which was primarily attributable to increased audioconferencing services to existing customers and new customers, (iii) an increase in the Chanhassen operating center's net revenues of $1.8 million, or 31.1%, which was primarily attributable to increased audioconferencing services to existing customers and new customers, (iv) an increase in the Atlanta operating center's net revenues of $1.2 million, or 18.1%, which was primarily due to increased revenues from two significant customers, which represented 71.6% and 69.4% of the Atlanta operating center's net revenues for the years ended December 31, 1997 and 1998, respectively, and (v) an increase in the Montgomery operating center's net revenues of $1.6 million, or 19.6%, which was primarily due to increased revenues for audioconferencing services to existing retail and financial services customers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the year ended December 31, 1998 increased $6.7 million, or 30.1%, from $22.3 million in 1997 to $29.0 million in 1998, and remained flat as a percentage of revenue. The dollar increase was primarily attributable to
(i) an increase in the Reston operating center's cost of revenues, excluding depreciation of $3.0 million, or 54.7%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and equipment costs related to the introduction of video equipment sales in the first quarter of 1998 (which generate a lower gross margin than teleconferencing services), (ii) an increase in the Atlanta operating center's cost of revenues, excluding depreciation of $863,000, or 36.5%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, (iii) an increase in the Montgomery operating center's cost of revenues, excluding depreciation of $835,000, or 14.1%, resulting primarily from increased telecommunications costs associated with increased call volumes and (iv) an increase in the Cambridge operating center's cost of revenues, excluding depreciation of $1.1 million, or 55.4%, resulting from increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth.

New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The Company adopted SOP 98-1 on January 1, 1999, the adoption of which did not have a material impact on the Company's consolidated financial statements.

  In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in 2001, in accordance with SFAS No. 137 which deferred the effective date of SFAS 133. The Company does not anticipate the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Results of Operations--Access

  The following table sets forth certain historical financial data of Access and such data as a percentage of net revenues for the periods presented:

                                                      January 1,     November 13,
                          Year Ended December 31,       1997 to        1997 to
                         --------------------------  November 12,    December 31,
                             1995          1996          1997            1997
                         ------------  ------------  -------------  ---------------
                                   (In thousands, except percentages)
Net revenues............ $6,508 100.0% $9,073 100.0% $10,945 100.0% $ 1,620   100.0 %
Cost of revenues,
 excluding
 depreciation...........  3,021  46.4%  3,564  39.3%   4,791  43.8%     709    43.8 %
Selling, general and
 administrative
 expenses...............  2,484  38.2%  3,332  36.7%   4,124  37.7%   2,603   160.6 %
Depreciation and
 amortization expense...    496   7.6%    630   6.9%     823   7.5%     183    11.3 %
                         ------ -----  ------ -----  ------- -----  -------  ------
Operating income
 (loss)................. $  507   7.8% $1,547  17.1% $ 1,207  11.0% $(1,875) (115.7)%
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

  Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.3 million for the year ended December 31, 1996 to $4.1 million and $2.6 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The dollar increase was primarily the result of (I) a $2.2 million write-off of in-process research and development costs during the period

November 13 to December 31, 1997, relating to the acquisition of Access by VIALOG Corporation, (ii) a $481,000 charge related to acquisition consulting services provided to the former stockholders of Access in connection with the sale of Access to VIALOG Corporation and the write-off of a consulting agreement and an agreement not to compete which were determined by Access to have no future value as of November 12, 1997, and (iii) additional operating expenses consistent with the increase in net revenues experienced by Access.

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

Liquidity and Capital Resources--Access

  The following table sets forth selected financial information from Access' statements of cash flows:

                                 Year Ended December 31,
                                 -------------------------  January 1, 1997 to
                                     1995         1996      November 12, 1997
                                 ------------  -----------  ------------------
                                               (In thousands)
Net cash provided by (used in):
  Operating activities.......... $        821  $     2,048       $ 2,932
  Investing activities..........       (1,432)        (795)       (1,704)
  Financing activities..........          771         (839)       (1,549)
                                 ------------  -----------       -------
Net increase (decrease) in cash
 and cash equivalents........... $        160  $       414       $  (321)
                                 ============  ===========       =======

  Access had positive cash flow from operations in each year ended December 31, 1995 and 1996 and the period January 1, 1997 to November 12, 1997. Cash used in investing activities related primarily to the acquisition of property and equipment. Net cash provided by financing activities was primarily the result of borrowings on notes payable to finance the acquisition of property and equipment. Net cash used in financing activities consisted of the repayment of notes payable, principal payments under capital lease obligations, payments to a former stockholder and distributions to stockholders. Distributions to stockholders totaled $0, $475,000 and $1,284,000 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 to November 12, 1997, respectively.

CSI

  Founded in 1992, CSI specialized in providing audioconferencing services and enhanced services to certain facilities-based and non-facilities-based telecommunications providers. CSI maintained its operations center in Atlanta, Georgia until January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery operating center as well as other operating centers.

Results of Operations--CSI

  The following table sets forth certain historical financial data of CSI and such data as a percentage of net revenues for the periods presented:

                                                      January 1,    November 13,
                          Year Ended December 31,      1997 to        1997 to
                         --------------------------  November 12,   December 31,
                             1995          1996          1997           1997
                         ------------  ------------  ------------  ---------------
                                  (In thousands, except percentages)
Net revenue............. $3,808 100.0% $5,868 100.0% $5,579 100.0% $   854   100.0 %
Cost of revenues,
 excluding
 depreciation...........  1,617  42.5%  2,438  41.6%  2,052  36.8%     322    37.7 %
Selling, general and
 administrative
 expenses...............    905  23.8%    998  17.0%    831  14.9%   3,493   409.0 %
Depreciation and
 amortization expense...    292   7.6%    393   6.7%    356   6.4%     168    19.7 %
                         ------ -----  ------ -----  ------ -----  -------  ------
Operating income
 (loss)................. $  994  26.1% $2,039  34.7% $2,340  41.9% $(3,129) (366.4)%
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

  Selling, general and administrative expenses. Selling, general and administrative expenses increased from $998,000 in 1996 to $831,000 and $3.5 million for the periods January 1 to November 12, 1997 and November 13 to December 31, 1997, respectively. The increase was primarily the result of a $3.4 million write- off of in-process research and development costs relating to the acquisition of CSI by VIALOG Corporation.

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

Liquidity and Capital Resources--CSI

  The following table sets forth selected financial information from CSI's statements of cash flows:

                                              Year Ended
                                             December 31,     January 1, 1997
                                             --------------         to
                                             1995    1996    November 12, 1997
                                             ------ -------  -----------------
                                                     (In thousands)
Net cash provided by (used in):
  Operating activities...................... $ 721  $ 2,128       $2,897
  Investing activities......................  (225)     (41)        (311)
  Financing activities......................  (144)  (2,144)      (2,801)
                                             -----  -------       ------
Net increase (decrease) in cash and cash
 equivalents................................ $ 352  $   (57)      $ (215)
                                             =====  =======       ======

  CSI had a positive cash flow from operations in each year ended December 31, 1995, 1996 and the period January 1, 1997 to November 12, 1997. Cash used in investing activities in 1995, 1996 and the period January 1, 1997 to November 12, 1997 related solely to the acquisition of property and equipment. Cash provided by financing activities consisted of the proceeds of borrowings on long-term debt and from the refinancing of capital lease obligations. Cash used in financing activities consisted of repayments of long-term debt and capital lease obligations and distributions to stockholders. Stockholder distributions totaled $1.6 million and $2.6 million for the year ended December 31, 1996 and the period January 1, 1997 through November 12, 1997, respectively. There were no stockholder distributions in 1995. As of November 12, 1997, CSI had a working capital deficit of $23,000.

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

  Absence of consolidated operating history. VIALOG Corporation was founded on January 1, 1996 and has only conducted operations and generated revenues since November 12, 1997, the date the Company acquired its original six private conference service bureaus. Prior to that time, the operating centers each operated as separate, independent businesses. In addition, the Company used the purchase method of accounting to record the acquisitions and consequently, the pro forma and consolidated financial information contained in this Report may not be indicative of the Company's future operating results and financial condition.

  Substantial leverage and ability to service debt. The Company is highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. At December 31, 1999, the total indebtedness of the Company was approximately $78.2 million, net of unamortized original issue discount of $2.0 million. In October 1998, the Company closed a senior credit facility for a principal amount of up to $15.0 million. As of December 31, 1999, the Company had approximately $9.4 million of borrowings outstanding under its senior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the Indenture and the senior credit facility require the Company to meet certain financial tests, and other restrictions contained in the Indenture and the senior credit facility limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic, industry and competitive conditions, and (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

  Competition. Several of the Company's current and potential competitors have substantially greater financial, sales, marketing, managerial, operational and other resources, as well as greater name recognition, than the Company. As a result, competitors may be able to respond more effectively than the Company to new or emerging technologies and changes in customer requirements, to initiate or withstand significant price decreases or to devote substantially greater resources than the Company in order to develop and promote new services. Because Multipoint Control Units ("MCUs"), the equipment commonly used to provide teleconferencing services, are not prohibitively expensive to purchase or maintain, companies previously not involved in teleconferencing could choose to enter the marketplace and compete with the Company. There can be no assurance that new competitors will not enter the Company's markets or that consolidations or alliances among current competitors will not create significant new competition. In order to remain competitive, the Company will be required to provide superior customer service and to respond effectively to the introduction of new and improved services including Internet-based services offered by its competitors. Any failure of the Company to accomplish these tasks or otherwise to respond to competitive threats could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock.

  The Company derived approximately 8% of its 1999 pro forma net revenues from IXCs and LECs which outsource teleconferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the teleconferencing services currently provided by the Company and pursue such market actively and in direct competition with the Company. Moreover, the Company expects to derive a portion of its future revenues from RBOCs that enter the long distance market and outsource their teleconferencing services. There can be no assurance that the RBOCs will be able to enter the long distance market on a timely basis, if at all; that any RBOC entering the long distance market will offer teleconferencing services; or that any IXC, LEC or RBOC offering such services will outsource services or choose the Company as the provider of such outsourced teleconferencing services. The failure of any such event to occur could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock.

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

  Recent entry into internet conferencing markets. Only two of the operating centers offered Internet conferencing services in 1999, and to date no material revenues have been generated from Internet conferencing services. Sales people, reservationists, operators and technical support people are involved in ongoing training programs. There can be no assurance that the Company will be able to obtain significant business from Internet conferencing services or, if obtained, that the Company has the ability to service such business. See "Business--The Company's Conferencing Services."

  Technological considerations. The Company currently derives a substantial portion of its net revenues from the sale of audio teleconferencing services. If the manufacturers of private branch exchanges ("PBXs"), the equipment used by most businesses and institutions to handle their internal telephone requirements, develop improved, cost-effective PBX capabilities for handling teleconferencing calls with the quality and functionality of existing MCUs used in the teleconferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their teleconferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if internet technology can be modified to accommodate multipoint voice transmission with audio quality comparable to that of MCUs used in the teleconferencing business, the availability of such technology could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock. See "Business--Competition".

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

  Regulation. In general, the telecommunications industry is subject to extensive regulation by federal, state and local governments. Although there is little or no direct regulation in the United States of the core conferencing services offered by the Company, various government agencies, such as the Federal Communications Commission (the "FCC"), have jurisdiction over some of the Company's current and potential suppliers of telecommunications services, and government regulation of those services may have a direct impact on the cost of the Company's conferencing services. There can be no assurance that the FCC or other government agencies will not seek in the future to regulate the Company as a common carrier and regulate the prices, conditions or other aspects of the conferencing services offered by the Company, that the FCC will not impose registration, certification or other requirements on the provision of those services, or that the Company would be able to comply with any such requirements. Additionally, changes in the current federal, state or local legislation or regulation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock. Moreover, government regulations in countries other than the United States vary widely and may restrict the Company's ability to offer its services in those countries. See "Business--Regulation."

  Change of control. In the event of certain events causing a change of control of the Company (as defined in the Indenture) the Company may be required to repurchase all of the outstanding senior notes at 101% of the principal amount, as the case may be, of the senior notes plus any accrued and unpaid interest thereon, and additional interest (as defined in the Indenture), if any, to the date of repurchase. The exercise by the holders of the senior notes of their rights to require the Company to offer to purchase senior notes upon a change of control could also cause a default under other indebtedness of the Company, even if the change of control itself does not, because of the financial effect of such repurchase on the Company. There can be no assurance that in the event of a change of control, the Company will have, or will have access to, sufficient funds, or will be contractually permitted under the terms of outstanding indebtedness, to pay the required purchase price for any senior notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  The Company is exposed to market risk primarily from interest rates on its $15.0 million credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the credit facility bear interest at the higher of 7% or the prime rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility.

  The sensitivity analysis below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analysis presented does not consider any additional actions the Company may take to mitigate its exposure to such changes. The market changes, assumed to occur as of December 31, 1999, include a 50 basis point and a 100 basis point change in market interest rates. The hypothetical changes and assumptions may be different from what actually occurs in the future.

  As of December 31, 1999, the Company had no derivative financial instruments to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its revolving line of credit and its long-term obligations. As of December 31, 1999, approximately 11.4% of the Company's credit facility and long-term obligations were floating rate obligations. The deterimental effect on the Company's earnings of the hypothetical 50 basis point and 100 basis point increase in interest rates described above would be approximately $32,000 and $65,000, respectively, before income taxes.

  The Company does not have any other material market risk exposure.

Item 8. Financial Statements and Supplementary Data.

  Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                        Page
                                                                       Numbers
                                                                       -------
HISTORICAL FINANCIAL STATEMENTS
VIALOG Corporation
Report of Management..................................................    36
Independent Auditors' Report..........................................    39
Consolidated Balance Sheets...........................................    40
Consolidated Statements of Operations.................................    41
Consolidated Statements of Stockholders' Equity (Deficit).............    42
Consolidated Statements of Cash Flows.................................    43
Notes to Consolidated Financial Statements............................    44
Telephone Business Meetings, Inc. ("Access")--The Reston Center
Independent Auditors' Report..........................................    63
Balance Sheets........................................................    64
Statements of Operations..............................................    65
Statements of Stockholders' Equity....................................    66
Statements of Cash Flows..............................................    67
Notes to Financial Statements.........................................    68
Conference Source International, Inc. ("CSI")--The Atlanta Center
Independent Auditors' Report..........................................    73
Balance Sheets........................................................    74
Statements of Operations..............................................    75
Statements of Stockholders' Equity....................................    76
Statements of Cash Flows..............................................    77
Notes to Financial Statements.........................................    78
A Business Conference Call, Inc. ("ABCC")--The Chanhassen (formerly
 Chaska) Center
Independent Auditors' Report..........................................    83
Balance Sheets........................................................    84
Statements of Income and Retained Earnings............................    85
Statements of Cash Flows..............................................    86
Notes to Financial Statements.........................................    87

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

  The Company's accompanying consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, whose audit was made in accordance with generally accepted auditing standards. Management has made available to KPMG LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG LLP during its audit were valid and appropriate. The Report of Independent Auditors appears below.

Kim A. Mayyasi                            Michael E. Savage
Chief Executive Officer                   Senior Vice President and CFO
and President

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
VIALOG Corporation:

  We have audited the accompanying consolidated balance sheets of VIALOG Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIALOG Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Boston, Massachusetts
February 29, 2000

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $    232     $    547
  Accounts receivable, net of allowance for doubtful
   accounts of $164 and $579, respectively...........      7,391       11,637
  Prepaid expenses...................................        425          435
  Deferred offering costs............................        596          --
  Other current assets...............................        165          310
                                                        --------     --------
    Total current assets.............................      8,809       12,929
Property and equipment, net..........................     11,987       17,814
Deferred debt issuance costs.........................      5,429        3,801
Goodwill and intangible assets, net..................     41,679       64,094
Other assets.........................................      1,362          583
                                                        --------     --------
    Total assets.....................................   $ 69,266     $ 99,221
                                                        ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit...........................   $  2,057     $  4,770
  Current portion of long-term debt..................      1,465        2,332
  Accounts payable...................................      3,064        5,216
  Accrued interest expense...........................      1,215        1,215
  Accrued expenses and other liabilities.............      3,386        3,319
                                                        --------     --------
    Total current liabilities........................     11,187       16,852
Long-term debt, less current portion.................     74,189       75,827
Other long-term liabilities..........................        482        1,499
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued or outstanding............        --           --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; issued: 3,693,672 and 9,144,200
   shares, respectively; outstanding: 3,693,672 and
   9,133,569 shares, respectively....................         37           91
  Additional paid-in capital.........................     11,854       45,602
  Accumulated deficit................................    (28,483)     (40,603)
  Treasury stock, at cost; 0 and 10,631 shares,
   respectively......................................        --           (47)
                                                        --------     --------
    Total stockholders' equity (deficit).............    (16,592)       5,043
                                                        --------     --------
    Total liabilities and stockholders' equity
     (deficit).......................................   $ 69,266     $ 99,221
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1997       1998       1999
                                               ---------  ---------  ---------
Net revenues..................................  $  4,816   $ 46,820   $ 68,629
Cost of revenues, excluding depreciation......     2,492     24,321     32,387
Selling, general and administrative expense...     7,178     15,196     23,442
Depreciation expense..........................       273      2,835      4,190
Amortization of goodwill and intangibles......       306      2,490      4,060
Non-recurring charge..........................     8,000      1,200      2,982
                                               ---------  ---------  ---------
  Operating income (loss).....................   (13,433)       778      1,568
Interest expense, net.........................    (1,866)   (12,629)   (13,524)
                                               ---------  ---------  ---------
  Loss before income tax expense..............   (15,299)   (11,851)   (11,956)
Income tax expense............................      (522)       (26)      (164)
                                               ---------  ---------  ---------
  Net loss....................................  $(15,821)  $(11,877)  $(12,120)
                                               =========  =========  =========
Net loss per share--basic and diluted.........  $  (5.48)  $  (3.27)  $  (1.53)
                                               =========  =========  =========
Weighted average shares outstanding........... 2,889,005  3,632,311  7,947,333
                                               =========  =========  =========




          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                                                                                  Total
                             Common Stock     Additional                      Stockholders'
                          -------------------  Paid-in   Accumulated Treasury    Equity
                           Shares   Par Value  Capital     Deficit    Stock     (Deficit)
                          --------- --------- ---------- ----------- -------- -------------
Balance at December 31,
 1996...................  2,695,300   $ 28     $ 1,044    $   (785)    $--      $    287
Options exercised.......    104,000    --            2         --       --             2
Conversion of 10%
 Subordinated
 Convertible Notes
 Payable................    127,750      1         254         --       --           255
Issuance of common stock
 in connection with
 acquisitions...........    559,330      6       3,211         --       --         3,217
Warrants related to 8%
 Notes Payable dated
 February 24, 1997......        --     --          129         --       --           129
Warrants related to 12
 3/4% Senior Notes
 Payable dated November
 12, 1997...............        --     --        6,091         --       --         6,091
Options granted to
 consultants............        --     --          180         --       --           180
Options granted to
 employees..............        --     --          778         --       --           778
Net loss................        --     --          --      (15,821)     --       (15,821)
                          ---------   ----     -------    --------     ----     --------
Balance at December 31,
 1997...................  3,486,380     35      11,689     (16,606)     --        (4,882)
Options exercised.......    204,792      2         104         --       --           106
Options granted to
 employees..............        --     --           47         --       --            47
Issuance of common
 stock..................      2,500    --           14         --       --            14
Net loss................        --     --          --      (11,877)     --       (11,877)
                          ---------   ----     -------    --------     ----     --------
Balance at December 31,
 1998...................  3,693,672     37      11,854     (28,483)     --       (16,592)
Options exercised.......    405,297      3         329         --       (47)         285
Options granted to
 employees..............        --     --          511         --       --           511
Warrants related to 8%
 Notes Payable dated
 February 24, 1997......     99,696      1         324         --       --           325
Warrants related to 12
 3/4% Senior Notes due
 2001...................    345,535      4         --          --       --             4
Issuance of common stock
 in connection with
 initial public
 offering, net of
 offering costs.........  4,600,000     46      32,584         --       --        32,630
Net loss................        --     --          --      (12,120)     --       (12,120)
                          ---------   ----     -------    --------     ----     --------
Balance at December 31,
 1999...................  9,144,200   $ 91     $45,602    $(40,603)    $(47)    $  5,043
                          =========   ====     =======    ========     ====     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Cash flows from operating activities:
 Net loss........................................  $(15,821) $(11,877) $(12,120)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation....................................       273     2,835     4,190
 Amortization of goodwill and intangibles........       306     2,490     4,060
 Amortization of debt issuance costs and debt
  discount.......................................       545     2,994     3,170
 Provision for doubtful accounts.................        32       216       413
 Deferred income taxes...........................       522       --        --
 Write-off of deferred offering costs............       377       --        --
 Compensation expense for issuance of common
  stock and options..............................       958        47        52
 Non-cash portion of non-recurring charges.......     8,000       292       797
 Changes in operating assets and liabilities, net
  of effects from acquisitions of businesses:
 Accounts receivable.............................      (576)   (1,921)   (3,014)
 Prepaid expenses and other current assets.......       (68)     (333)      (80)
 Other assets....................................       (64)     (293)    1,599
 Accounts payable................................      (351)      949     1,613
 Accrued expenses................................     1,716    (1,124)     (373)
 Other long-term liabilities.....................         3       307      (158)
                                                   --------  --------  --------
 Cash flows provided by (used in) operating
  activities.....................................    (4,148)   (5,418)      149
                                                   --------  --------  --------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash
  acquired.......................................   (53,308)      --    (29,095)
 Additions to property and equipment.............      (454)   (7,355)   (8,360)
 Deferred acquisition costs......................       --       (493)      --
                                                   --------  --------  --------
 Cash flows used in investing activities.........   (53,762)   (7,848)  (37,455)
                                                   --------  --------  --------
Cash flows from financing activities:
 Advances on line of credit, net.................       --      2,057     2,713
 Proceeds from issuance of long-term debt and
  warrants.......................................    75,755     3,306     2,806
 Payments of long-term debt......................    (2,772)     (676)   (2,021)
 Proceeds from issuance of common stock..........         2       106    34,299
 Deferred offering costs.........................       --       (596)      --
 Deferred debt issuance costs....................    (5,845)     (266)     (176)
                                                   --------  --------  --------
 Cash flows provided by financing activities.....    67,140     3,931    37,621
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................     9,230    (9,335)      315
Cash and cash equivalents at beginning of
 period..........................................       337     9,567       232
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $  9,567  $    232  $    547
                                                   ========  ========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
 Interest........................................  $     72  $  9,917  $ 10,369
                                                   ========  ========  ========
 Taxes...........................................  $      1  $      8  $      4
                                                   ========  ========  ========
Non-cash investing and financing transactions:
 Conversion of 10% Subordinated Convertible Notes
  Payable........................................  $    256  $    --   $    --
                                                   ========  ========  ========
 Issuance of common stock in connection with
  acquisitions...................................  $  3,217  $    --   $    --
                                                   ========  ========  ========
 Issuance of warrants to the initial purchaser of
  the Senior Notes and included in deferred debt
  issuance costs.................................  $  1,740  $    --   $    --
                                                   ========  ========  ========
Acquisitions of businesses:
 Assets acquired.................................  $ 66,523  $    --   $ 31,041
 Liabilities assumed and issued..................    (9,096)      --     (1,855)
 Common stock issued.............................    (3,217)      --        --
                                                   ========  ========  ========
 Cash paid.......................................    54,210       --     29,186
 Less cash acquired..............................      (902)      --        (91)
                                                   ========  ========  ========
 Net cash paid for acquisitions of businesses....  $ 53,308  $    --   $ 29,095
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  VIALOG Corporation ("the Company") was incorporated in Massachusetts on January 1, 1996. In January 1997, the Company changed its name to VIALOG Corporation. For purposes of these Notes to Consolidated Financial Statements, "the Company" means VIALOG Corporation on a stand alone basis prior to November 12, 1997 and VIALOG Corporation and its consolidated subsidiaries on and after November 12, 1997. The Company was formed to create a national provider of conferencing services, consisting primarily of operator-attended and operator-on-demand audioconferencing, as well as video and Internet conference services. On November 12, 1997, the Company closed a private placement of $75.0 million in Senior Notes due 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired six private conference service bureaus located in the United States (See Note 2 "Acquisitions"). On February 10, 1999, the Company completed an initial public offering of its common stock and consummated agreements to acquire three private conference service bureaus located in the United States (See Note 2 "Acquisitions").

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

 (c) Management Estimates

  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (d) Revenue Recognition

  Revenue from conference calls is recognized upon completion of the call. Revenue from all other services is recognized upon performance of the service.

 (e) Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

 (f) Property and Equipment

  Property and equipment are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives are as follows: three to ten years for office furniture, fixtures and equipment, five to ten years for conferencing equipment, and three to five years for computer equipment. Capitalized lease equipment and leasehold improvements are amortized over the lives of the leases, ranging from three to ten years.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


  The Company capitalizes costs related to software obtained for internal use. These costs are included in computer equipment and amortized accordingly. During 1997, 1998 and 1999, these costs were not significant.

 (g) Goodwill and Intangible Assets

  Goodwill and identifiable intangible assets, which consisted of assembled workforce, developed technology, non-compete agreements and computer software result from the excess of the purchase price over the net assets of businesses acquired. Goodwill and intangibles are being amortized on a straight-line basis over the following periods: 6 years for developed technology, 8 years for assembled workforce, 3 years for computer software and 20 years for goodwill, which represent their estimated useful lives. The non-compete agreements are being amortized over their specified terms of 3 years. The Company measures impairment of goodwill and intangible assets by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable Acquired Companies, (ii) projected future operating results of the applicable Acquired Companies, and (iii) any other material event or circumstance that indicates the carrying amount of the assets may not be recoverable. Recoverability of goodwill and intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the Acquired Company. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 (h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (i) Research and Development

  The Company maintains technical support and engineering departments that, in part, develop features and products for group communications. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", the Company charges to expense when incurred (included in cost of revenues) that portion of the department costs which relate to research and development activities. The remaining costs of these departments are charged to expense as incurred and are included in cost of revenues and selling, general and administrative expense. Prior to the acquisition of the businesses described in Note 2 "Acquisitions", the Company did not conduct any research and development activities. Research and development costs for the period ended December 31, 1997 reflect the activities of the acquired businesses from November 12, 1997 through December 31, 1997 and were not significant. Research and development costs for the years ended December 31, 1998 and 1999 were approximately $961,000 and $1.5 million.

 (j) Stock-Based Compensation

  In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock options at intrinsic value under Accounting Principles Board Opinion No. 25 with disclosure of the effects of fair value accounting on net income on a pro forma basis (See Note 14 "Employee Benefit Plans").

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


 (k) Income Taxes

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

 (l) Loss Per Share

  The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. As the Company has been in a net loss position for the years ended December 31, 1997, 1998 and 1999, common stock equivalents of 896,900, 1,994,209 and 1,332,327 for the years ended December 31, 1997, 1998 and 1999, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

(2) ACQUISITIONS

  On November 12, 1997, the Company acquired all of the issued and outstanding stock of Telephone Business Meetings, Inc. ("Access"), Conference Source International, Inc. ("CSI"), Kendall Square Teleconferencing, Inc. ("TCC"), American Conferencing Company, Inc. ("Americo") and Communication Development Corporation ("CDC"), and substantially all of the net assets of Call Points, Inc. ("Call Points") (together, the "Acquired Companies"). These acquisitions occurred contemporaneously with the closing of the Private Placement of a total of $75.0 million in Senior Notes due 2001 (See Note 8 "Long-Term Debt"). The acquisitions were accounted for using the purchase method.

  The following table sets forth for each Acquired Company the consideration paid its common stockholders in cash and in shares of common stock of the Company.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


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

                                                                       ($000's)
                                                                       --------
Working capital deficit............................................... $  (618)
Property and equipment, net...........................................   7,356
Goodwill and intangible assets........................................  44,697
Purchased in-process research and development.........................   8,000
Other assets..........................................................     200
Long-term liabilities.................................................  (2,014)
                                                                       -------
                                                                       $57,621
                                                                       =======

  The purchase price exceeded the fair value of the net assets acquired by $52.7 million. The excess was allocated to goodwill and other intangibles which are being amortized over periods from 6 to 20 years. In addition, at the time of the acquisitions, the Company repaid $2.2 million of long-term debt of the Acquired Companies.

  In connection with the acquisitions, the Company recorded a non-recurring charge of $8.0 million related to the fair value of purchased in-process research and development. The $8.0 million write-off of purchased research and development noted above represents the amount of the purchase price of the acquisitions allocated to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. The acquired in-process research and development represents engineering and test activities associated with the introduction of new enhanced services and information systems. At the time of acquisition, the Acquired Companies were working on projects that were essential to offering high quality, secure and reliable products including unattended audioconferencing, video and Internet conferencing, integrated voice response and broadcast fax services. Since these had not yet reached technological feasibility and had no alternative future uses, there could be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the date of the acquisition.

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

  The total purchase price of the acquired companies was $29.1 million and consisted of $28.4 million in cash paid to the stockholders of the acquired companies, approximately $400,000 of acquisition costs and approximately $300,000 related to tax reimbursements. The total purchase price was allocated as follows (in thousands):

                                                                       ($000's)
                                                                       --------
Working capital....................................................... $   967
Property and equipment, net...........................................   1,657
Goodwill and intangible assets........................................  27,422
Other assets..........................................................      78
Long-term liabilities.................................................  (1,010)
                                                                       -------
                                                                       $29,114
                                                                       =======

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

  The purchase price exceeded the fair value of the net assets by an estimated $27.4 million. The excess was allocated to goodwill and other intangibles and is being amortized over periods from 3 to 20 years. In addition, the Company repaid $305,000 of long-term debt of the acquired companies.

  The results of all the acquired companies have been included in the Consolidated Statements of Operations from their date of acquisition. The unaudited pro forma consolidated historical results for the years ended December 31, 1997, 1998 and 1999 below assume the original acquisitions occurred at the beginning of fiscal 1997 and the additional acquisitions occurred at the beginning of fiscal 1998.

                                                      1997     1998      1999
                                                    --------  -------  --------
                                                      (Dollars in thousands
                                                     except per share data)
Net revenues....................................... $ 35,917  $59,819  $ 70,539
Net loss........................................... $(15,752) $(9,300) $(11,511)
Net loss per share................................. $  (4.68) $ (1.13) $  (1.33)

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

(3) CASH, CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

  The Company classifies all investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. The Company's policy is to invest cash primarily in income producing short-term instruments and to keep uninvested cash balances at minimum levels.

  The Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair value of the Company's long- term debt at December 31, 1999 is based on quoted market values. The fair value of the senior notes included in long term debt at March 29, 2000 is estimated at 75% of face value. The estimated fair value has been determined by the Company using available market information. This estimate is not necessarily indicative of the amounts that the Company would realize in the event of debt retirement.

(4) ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Prior to the acquisitions discussed in Note 2 "Acquisitions", the Company had no accounts receivable. At acquisition, the accounts receivable of the Acquired Companies were recorded at fair market value. The allowance for doubtful accounts at December 31, 1997 represents the provision charged to operations for the period November 12, 1997 through December 31, 1997.

  The Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair value of the Company's long-term debt at December 31, 1999 is based on quoted market values. The fair value of long-term debt was not materially different from its carrying amount.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

(4) ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Prior to the acquisitions discussed in Note 2 "Acquisitions", the Company had no accounts receivable. At acquisition, the accounts receivable of the Acquired Companies were recorded at fair market value. The allowance for doubtful accounts at December 31, 1997 represents the provision charged to operations for the period November 12, 1997 through December 31, 1997.

                             Balance             Net Increase/
                               at     Provision   Deductions    Balance
                            Beginning Charged to     from       at End
                            of Period Operations   Allowance   of Period
                            --------- ---------- ------------- ---------
                                              ($000's)
   Year Ended December 31,
    1999...................   $ 164     $ 413        $   2       $ 579
   Year Ended December 31,
    1998...................   $  32     $ 216        $ (84)      $ 164
   Year Ended December 31,
    1997...................   $ --      $  32        $ --        $  32

(5) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                                  ($000's)
   Office furniture and equipment............................. $ 1,392  $ 2,680
   Conferencing equipment.....................................   9,926   13,913
   Computer equipment.........................................   2,672    4,263
   Capitalized lease equipment................................     747      825
   Leasehold improvements.....................................     343    1,613
                                                               -------  -------
                                                                15,080   23,294
   Less: accumulated depreciation.............................  (3,093)  (5,480)
                                                               -------  -------
                                                               $11,987  $17,814
                                                               =======  =======

(6) GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                                  ($000's)
   Goodwill................................................... $41,457  $66,833
   Developed technology.......................................   1,930    1,930
   Assembled workforce........................................   1,088      870
   Non-compete agreements.....................................     --     1,173
   Computer software..........................................     --       144
                                                               -------  -------
                                                                44,475   70,950
   Less: accumulated amortization.............................  (2,796)  (6,856)
                                                               -------  -------
                                                               $41,679  $64,094
                                                               =======  =======

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

(7) REVOLVING LINE OF CREDIT

  On October 6, 1998, the Company executed a two year, $15.0 million credit facility (the "Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. The Credit Facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the Credit Facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available Credit Facility. The Credit Facility includes certain early termination fees. The Credit Facility is secured by the assets of each of the Acquired Companies and the assets of VIALOG Corporation, excluding the ownership interest in each of the Acquired Companies. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. The Company is in compliance with all covenants contained in the Credit Facility at December 31, 1999.

  The average amount of short-term borrowings outstanding during 1999 was approximately $3.3 million with a maximum outstanding of approximately $4.8 million. The weighted average interest rate on December 31, 1999 and for the year then ended was 9.52%.

(8) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
                                                              ($000's)
   12 3/4% Senior Notes Payable, due November 15,
    2001, net of unamortized discount of $3,115 and
    $2,027, respectively.............................   $71,885      $72,973
   Term loans........................................     3,030        4,655
   Capitalized lease obligations.....................       669          525
   Other long-term debt..............................        70            6
                                                        -------      -------
   Total long-term debt..............................    75,654       78,159
   Less current portion..............................     1,465        2,332
                                                        -------      -------
   Total long-term debt, less current portion........   $74,189      $75,827
                                                        =======      =======

Notes Payable

  On February 24, 1997, VIALOG issued $500,000 of 8% promissory notes due on the earlier of (a) ten days following the closing of an initial public offering or (b) one year from their issue date. Warrants to purchase 111,118 common shares at an exercise price of $4.50 were issued in conjunction with the promissory notes. The value of the warrants was determined using the minimum value method. The value of the warrants at the date of issuance totaled $129,000 and was amortized as interest expense. The warrants may be exercised between November 1997 and February 1999. In November 1997, the promissory notes were repaid, including accrued interest, from the proceeds of the Private Placement, which was completed on November 12, 1997. In conjunction with the Private Placement, the warrants issued to the note holders were increased to a total of 153,378 in accordance with anti-dilution provisions contained in the promissory notes. An aggregate of 99,696 shares of common stock were issued in February and March 1999 at a price of $3.26 per share upon the exercise of warrants by note holders.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


Convertible Bridge Facility

  In October, 1997, the Company completed a private placement to certain of its existing investors of $255,500 of 10% subordinated convertible promissory notes due on the earlier of (a) five days after the closing of a sale of the Company's equity securities or debt securities for an aggregate price of $50.0 million or more, or (b) January 1, 1998. The notes were convertible at the option of the holders at any time prior to and including the due date into such number of shares of the Company's common stock as determined by dividing the aggregate unpaid principal amount of the notes by the conversion price of $2.00 per share, subject to adjustment pursuant to the terms of the notes. The conversion price of $2.00 per share was equal to the estimated fair market value of the Company's common stock on the date of issuance. In November 1997, the notes were converted into 127,750 shares of the Company's common stock.

Senior Notes Payable

  On November 12, 1997, VIALOG completed a Private Placement of $75.0 million of Senior Notes, Series A. The Senior Notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes are guaranteed by the Acquired Companies (see Note 18) and mature on November 15, 2001 and are redeemable in whole or in part at the option of VIALOG on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof, in each case together with accrued interest to the date of redemption. In addition, there are certain other early redemption options available to VIALOG at any time on or prior to November 15, 1999 at certain premiums, as specified in the indenture pursuant to which the Senior Notes were issued (the "Indenture"). In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding Senior Notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of VIALOG to purchase, redeem or otherwise acquire or retire any VIALOG common stock or warrants, rights or options to acquire VIALOG common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require VIALOG to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. The Company is in compliance with all covenants contained in the Indenture at December 31, 1999. Warrants to purchase 1,059,303 common shares at an exercise price of $.01 per share were issued in conjunction with the Senior Notes. Of the total issued, 756,645 warrants were attached to the Senior Notes and 302,658 were issued to Jefferies and Company, Inc., the initial purchaser of the Senior Notes, as part of its compensation for services rendered in connection with such offering. The value of the warrants attached to the Senior Notes was $4.4 million and was recorded as debt discount and additional paid-in capital. The value of the warrants issued, which represented additional consideration to the initial purchaser of the Senior Notes, was $1.7 million and was recorded as deferred debt issuance costs. In addition, the Company incurred commissions of $3.8 million and legal and other costs of $2.1 million. The deferred debt issuance costs are being amortized over the life of the Senior Notes. The warrants may be exercised between November 1997 and November 2001. The proceeds from the Senior Notes were used to complete the acquisitions (see
Note 2 "Acquisitions"), repay outstanding indebtedness and fund working capital requirements. On February 12, 1998, VIALOG offered to exchange (the "Exchange Offer") Senior Notes, Series B for Senior Notes, Series A. The form and terms of the Senior Notes, Series B are identical in all material respects to the form and terms of the Senior Notes, Series A except for certain transfer restrictions and

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

registration rights relating to the Senior Notes, Series A. The Exchange Offer terminated on March 26, 1998 with all of the Senior Notes, Series A being exchanged by investors for Senior Notes, Series B.

Interest Income (Expense), Net

  Interest income (expense), net consists of the following:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
                                                           ($000's)
   Interest income................................ $    56  $    233  $     69
   Interest expense...............................  (1,922)  (12,862)  (13,593)
                                                   -------  --------  --------
     Interest income (expense), net............... $(1,866) $(12,629) $(13,524)
                                                   =======  ========  ========

(9) ACCRUED EXPENSES

  Accrued expenses consist primarily of the following:

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
                                                              ($000's)
   Accrued payroll and related costs................        692          913
   Accrued acquisition and financing related costs..      1,122          --
   Accrued restructuring and severance related
    costs...........................................        --           964
   Accrued other....................................      1,572        1,442
                                                         ------       ------
                                                         $3,386       $3,319
                                                         ======       ======

(10) COMMITMENTS AND CONTINGENCIES

 (a) Lease Commitments

  The Company conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through May 2008. Certain long-term capital leases have been included in property and equipment and long-term debt in the accompanying consolidated balance sheets.

  Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

   Year Ending December 31,                    Capital Leases Operating Leases
   ------------------------                    -------------- ----------------
                                                          ($000's)
   2000.......................................      $428          $ 2,716
   2001.......................................       140            2,490
   2002.......................................         1            2,353
   2003.......................................       --             2,215
   2004.......................................       --             2,073
   Thereafter.................................       --             1,549
                                                    ----          -------
   Total minimum lease payments...............       569          $13,396
                                                                  =======
   Less: Amount representing interest on
    capital leases............................       (44)
                                                    ----
   Present value of minimum lease payments at
    December 31, 1999.........................      $525
                                                    ====

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

  Total operating lease rental expense for VIALOG for the years ended December 31, 1997, 1998 and 1999 were $198,000, $1.5 million, and $2.2 million respectively.

 (b) Subsequent Event (Unaudited)

  The Company is in the process of combining its corporate offices and its Cambridge, Massachusetts operating center into a new leased facility located in Bedford, Massachusetts. The Company anticipates relocating into the new leased facility during the second and third quarters of 2000. The lease for the Bedford facility, which was signed on March 3, 2000, provides for a total of approximately 27,868 square feet at a base rate of $24.00 per square foot (escalating to $25.00 per square foot in years four through five of the lease) with an expiration date of May 15, 2005. The effect of this lease will be to increase the annual lease payments as follows:

   Year
  Ending
 December
   31,      ($000's)
 --------   --------
   2000      $  501
   2001         669
   2002         669
   2003         690
   2004         697
Thereafter      174
             ------
             $3,400
             ======

(11) NON-RECURRING CHARGES

  The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Center as well as other Operating Centers. The non-recurring charge includes (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta Center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery Centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta Center. During the years ended December 31, 1998 and 1999, the Company paid out approximately $324,000 and $166,000, respectively. At December 31, 1999, approximately $443,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

  Components of the non-recurring charge recorded in 1998, amounts incurred through December 31, 1999, and adjustments to the charge are as follows:


                                  Amount            Amount
                           1998  Incurred Balance  Incurred Adjustments Balance
                          Charge   1998   12/31/98   1999    to Charge  12/31/99
                          ------ -------- -------- -------- ----------- --------
                                                 ($000's)
People Related Costs....  $  373   $315     $ 58     $  4      $(54)      $--
Facility Related Costs..     400    --       400      159       202        443
Other Related Costs.....     135      8      127        3      (124)       --
Impairment of intangible
 assets and leasehold
 improvements...........     292      1      291      267       (24)       --
                          ------   ----     ----     ----      ----       ----
  Totals................  $1,200   $324     $876     $433      $--        $443
                          ======   ====     ====     ====      ====       ====

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


  The results for the year ended December 31, 1999 include a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the year ended December 31, 1999, the Company paid out approximately $690,000 related primarily to personnel reductions and facility closings, and wrote off approximately $695,000 of intangible assets and leasehold improvements related to the closed Operating Centers. At December 31, 1999, approximately $1.6 million of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

  Components of the non-recurring charge recorded in 1999 and amounts incurred through December 31, 1999 are as follows:

                                                              Amount
                                                       1999  Incurred Balance
                                                      Charge   1999   12/31/99
                                                      ------ -------- --------
                                                              (000's)
People Related Costs................................. $  860  $  401   $  459
Facility Related Costs...............................  1,175     139    1,036
Other Related Costs..................................    150     150       --
Impairment of intangible assets and leasehold
 improvements........................................    797     695      102
                                                      ------  ------   ------
  Total.............................................. $2,982  $1,385   $1,597
                                                      ======  ======   ======

  Of the remaining balance from the 1998 and 1999 restructurings, approximately $964,000 is included in short-term liabilities at December 31, 1999.

(12) PROVISION FOR INCOME TAXES

  Income tax (expense) benefit for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                                         Current Deferred Total
                                                         ------- -------- -----
                                                                (000's)
   December 31, 1997
     Federal............................................  $ --    $(398)  $(398)
     State..............................................    --     (124)   (124)
                                                          -----   -----   -----
                                                          $ --    $(522)  $(522)
                                                          =====   =====   =====
   December 31, 1998
     Federal............................................  $ --    $ --    $ --
     State..............................................   (125)     99     (26)
                                                          -----   -----   -----
                                                          $(125)  $  99   $ (26)
                                                          =====   =====   =====
   December 31, 1999
     Federal............................................  $ --    $ --    $ --
     State..............................................    (53)   (111)   (164)
                                                          -----   -----   -----
                                                          $ (53)  $(111)  $(164)
                                                          =====   =====   =====

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


  Income tax (expense) benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                      1997     1998     1999
                                                     -------  -------  -------
                                                            ($000's)
   Computed "expected" tax benefit.................  $ 5,202  $ 4,029  $ 4,065
   State and local income taxes, net of federal tax
    benefit........................................      918      754     (102)
   Nondeductible amounts and other differences.....     (167)    (186)    (338)
   Change in valuation allowance for deferred taxes
    allocated to Federal income tax expense........   (6,469)  (4,772)  (3,789)
   Other...........................................       (6)     149      --
                                                     -------  -------  -------
     Tax (expense) benefit.........................  $  (522) $   (26) $  (164)
                                                     =======  =======  =======

  The tax effects of temporary differences that give rise to significant portion of deferred tax assets and liabilities are presented below:

                                                             1998      1999
                                                           --------  --------
                                                               ($000's)
   Deferred tax assets (liabilities)
     Organizational expenditures and start-up costs....... $  1,795  $  1,280
     Accrual to cash accounting adjustment................     (126)     (115)
     Purchased in-process R&D and other intangibles
      amortized for tax purposes over 15 years............    3,031     2,236
     Federal and state net operating loss carryforwards...    6,198    11,215
     Capital loss and charitable contribution
      carryforwards.......................................        3         5
     Property and equipment...............................     (441)   (1,231)
     Bad debts............................................       66       375
     Original issue discount amortization.................       96       126
     Non-recurring charge.................................      246        92
     Deferred compensation................................      409       274
     Other................................................       63     1,398
     Valuation allowance..................................  (11,241)  (15,606)
                                                           --------  --------
       Net deferred tax asset............................. $     99  $     49
                                                           ========  ========

  VIALOG had net operating loss carryforwards of $28.8 million at December 31, 1999, of which $3.9 million expires in 2013 and $24.9 million expires between 2018 and 2020. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and are recognized subsequent to the Acquisitions will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 1999, $144,000 of the Company's net operating loss carryforward deferred tax asset of $11.2 million pertains to the Acquired Companies and $2,000 of the

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

Company's $5,000 capital loss and charitable contribution carryforward deferred tax asset pertains to the Acquired Companies, the future benefit of which will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions prior to reducing the Company's income tax expense.

(13) STOCKHOLDERS' EQUITY

 (a) Common Stock Split

  On October 16, 1997, the Board of Directors approved a 2-for-1 stock split of VIALOG's common stock. All prior periods have been restated to reflect this stock split effected as a recapitalization.

 (b) Preferred Stock

  On February 14, 1997, the stockholders voted to authorize 10,000,000 shares of preferred stock. No shares of preferred stock are issued and outstanding.

 (c) Warrants

  During 1997, VIALOG issued warrants to purchase common stock in connection with certain financing transactions (see Note 8 "Long-Term Debt").

(14) EMPLOYEE BENEFIT PLANS

 (a) The 1999 Stock Plan

  On April 29, 1999 and July 29, 1999, the Board of Directors and VIALOG's stockholders, respectively, approved VIALOG's 1999 Stock Plan (the "1999 Plan"). The purpose of the 1999 Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in VIALOG. Individual awards under the plan may take the form of one or more of: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NQSOs"); (iii) stock appreciation rights ("SARs"); and (iv) stock purchases or awards.

  The Compensation Committee administers the 1999 Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 1,500,000 shares as of December 31, 1999. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

  The 1999 Plan will remain in effect until April 29, 2009 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of VIALOG, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

 (b) The 1996 Stock Plan

  On February 14, 1996, the Board of Directors and VIALOG's stockholders approved VIALOG's 1996 Stock Plan (the "1996 Plan"). The purpose of the 1996 Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in VIALOG. Individual awards under the plan may take the form of one or more of: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NQSOs"); (iii) stock appreciation rights ("SARs"); and
(iv) restricted stock.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


  The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 3,250,000 shares as of December 31, 1998 and 1999. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

  The 1996 Plan will remain in effect until February 14, 2006 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of VIALOG, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

  The following is a summary of stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Options outstanding at December 31, 1996......... 1,095,132       $0.45
     Granted........................................   763,849        4.14
     Exercised......................................  (104,000)       0.03
     Cancelled......................................  (412,580)       1.06
                                                     ---------       -----
   Options outstanding at December 31, 1997......... 1,342,401        2.40
     Granted........................................   823,175        6.60
     Exercised......................................  (215,334)       0.98
     Cancelled......................................  (354,680)       4.96
                                                     ---------       -----
   Options outstanding at December 31, 1998......... 1,595,562        4.19
     Granted........................................ 1,440,878        5.49
     Exercised......................................  (410,240)       1.00
     Cancelled......................................  (678,658)       6.03
                                                     ---------       -----
   Options outstanding at December 31, 1999......... 1,947,542       $5.18
                                                     =========       =====

  The options generally vest in equal quarterly installments over 3 years and have a 10 year term. At December 31, 1997, 1998 and 1999, 467,771, 551,704, and 747,100 options, respectively, were exercisable at weighted average exercise prices of $1.03, $1.79, and $5.17 per share, respectively. At December 31, 1999, there were 1,754,048 additional shares available for grant under the Plans.

  The following is a summary of options outstanding and exercisable at December 31, 1999:

                              Options Outstanding                  Options Exercisable
                 --------------------------------------------- ----------------------------
     Range of      Number                     Weighted Average   Number
     Exercise    Outstanding Weighted Average    Remaining     Exercisable Weighted Average
      Prices     At 12/31/99  Exercise Price  Contractual Life At 12/31/99  Exercise Price
     --------    ----------- ---------------- ---------------- ----------- ----------------
   $0.025-$2.00     221,000       $ 1.88            7.1 years    192,588        $1.86
   $3.11-$3.56      582,288         3.39            9.6           43,578         3.33
   $4.03-$4.63      166,250         4.08            9.3           22,500         4.03
   $5.75            748,538         5.75            8.5          332,305         5.75
   $7.00-$10.00     450,504         8.38            9.0          156,129         8.69
                  ---------                                      -------
                  1,947,542         5.18            8.8          747,100         5.17
                  =========                                      =======

  In 1997, modifications were made to the vesting and expiration periods of certain outstanding options. Compensation expense of $958,000 has been recorded in 1997 in connection with these modifications.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


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

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                    ($000's except per share
                                                             data)
   Net loss
     As reported.................................. $(15,821) $(11,877) $(12,120)
     Pro forma.................................... $(15,901) $(12,588) $(13,078)
   Loss per share
     As reported.................................. $  (5.48) $  (3.27) $  (1.53)
     Pro forma.................................... $  (5.50) $  (3.47) $  (1.65)

  The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999, respectively, were $1.00, $4.40, and $3.69 for ISOs and $1.30, $6.42 and $4.78 for NQSOs on the date of grant. The pro forma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions; (i) a 75% volatility factor for 1997 and 1998 based on comparable companies and 93% for 1999 based on the Company's average trading price since the IPO; (ii) no dividend yield; (iii) a discount rate equal to the rates available on U.S. Treasury Strip (zero coupon) bonds on the grant dates of 5.88%, 4.45% and 5.08% in 1997, 1998 and 1999, respectively, and (iv) an average option life of five years for all periods.

 (c) VIALOG Retirement Plan

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

(15) RELATED PARTY TRANSACTIONS

  The following summarizes the significant related party transactions:

    (a) During 1997, 1998 and 1999, VIALOG paid approximately $1.8 million, $845,000 and $692,000, respectively, for legal fees to a firm having a member who is also a director of VIALOG.

    (b) For certain months during the years ended December 31, 1997, 1998, and 1999 one of VIALOG's stockholders provided consulting services to VIALOG for a monthly fee of $10,000.

    (c) In 1999, TCC generated revenues of $178,184 for teleconferencing services provided to customers of a company owned by the spouse of a stockholder of VIALOG.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


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

(16) SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the years ended December 31, 1997, 1998 and 1999. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

                          VIALOG                      Call
                           Corp.   Access     CSI    Points    TCC    Americo   CDC    Eliminations Consolidated
                          -------  -------  -------  -------  ------  -------  ------  ------------ ------------
                                                             ($000's)
Balance Sheet
Information as of
December 31, 1997
Total current assets....  $11,799  $   725  $   431  $ 1,506  $  556  $    5   $  488    $    --      $ 15,510
Property and equipment,
net.....................       70    3,306      961    1,617     883     611       96         --         7,544
Goodwill and intangible
assets, net.............      --    15,899   15,202    3,872   3,945   2,970    2,503                   44,391
Other assets............    7,430       34       86      --       12      73        3         --         7,638
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Total assets...........  $76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities.....  $ 3,145  $ 1,976  $   471  $   824  $  680  $1,038   $  117    $     --     $  8,251
Long-term debt..........   70,797       24      449      --      195      74      --          --        71,539
Other liabilities.......      --       155      --       --      --      --        20         --           175
Stockholders' equity
(deficit)...............    2,478   17,809   15,760    6,171   4,521   2,547    2,953     (57,121)      (4,882)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Total liabilities and
 stockholders' equity
 (deficit)..............  $76,420  $19,964  $16,680  $ 6,995  $5,396  $3,659   $3,090    $(57,121)    $ 75,083
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Statement of Operations
Information for the Year
Ended December 31,
1997(1)
Net revenues............  $   --   $ 1,620  $   854  $ 1,142  $  567  $  290   $  353    $    (10)    $  4,816
Cost of revenues,
excluding Depreciation..      --       709      322      806     279     212      174         (10)       2,492
Selling, general and
administrative
Expenses................    6,117      403       93      159     190     134       82         --         7,178
Depreciation expense....       10       80       60       79      27       9        8         --           273
Amortization of goodwill
and Intangibles.........      --       103      108       33      26      20       16         --           306
Write-off of in-process
research and
Development.............      --     2,200    3,400    2,000     120     160      120         --         8,000
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Operating loss.........   (6,127)  (1,875)  (3,129)  (1,935)    (75)   (245)     (47)        --       (13,433)
Interest income
(expense), net..........   (1,828)     (16)     (12)       2      (4)     (8)     --          --        (1,866)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Loss before taxes......   (7,955)  (1,891)  (3,141)  (1,933)    (79)   (253)     (47)        --       (15,299)
Income tax expense......     (522)     --       --       --      --      --       --          --          (522)
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
 Net loss...............  $(8,477) $(1,891) $(3,141) $(1,933) $  (79) $ (253)  $  (47)   $    --      $(15,821)
                          =======  =======  =======  =======  ======  ======   ======    ========     ========
Cash Flow Information
for the Year Ended
December 31, 1997(1)
Cash flows provided by
(used in) operating
activities..............  $(7,072) $ 1,663  $   407  $   320  $   65  $  264   $  205    $    --      $ (4,148)
Cash flows provided by
(used in) investing
activities..............  (54,281)     192       90      169      56      (8)      20         --       (53,762)
Cash flows provided by
(used in) financing
activities..............   69,412   (1,415)    (546)       7     (75)   (189)     (47)        --        67,140
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Net increase in cash and
cash Equivalents........    8,059      440      (49)     489      46      67      178         --         9,230
Cash and cash
equivalents at the
beginning of year.......      337      --       --       --      --      --       --          --           337
                          -------  -------  -------  -------  ------  ------   ------    --------     --------
Cash and cash
equivalents at the end
of Year.................  $ 8,396  $   440  $   (49) $   489  $   46  $   67   $  178    $    --      $  9,567
                          =======  =======  =======  =======  ======  ======   ======    ========     ========

-----
(1) Represents operating results of the Acquired Companies from the date of Acquisition on November 12, 1997.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

                           VIALOG                      Call
                           Corp.    Access     CSI    Points    TCC    Americo   CDC    Eliminations Consolidated
                          --------  -------  -------  -------  ------  -------  ------  ------------ ------------
                                                              ($000's)
Balance Sheet
Information as of
December 31, 1998
Total current assets....  $ (3,873) $ 4,845  $ 2,492  $ 3,843  $1,620  $ (746)  $  628    $    --      $  8,809
Property and equipment,
net.....................       561    5,914    1,642    2,054     994     605      217         --        11,987
Investment in
subsidiaries............    57,121      --       --       --      --      --       --      (57,121)         --
Goodwill and intangible
assets, net.............       --    15,021   14,120    3,617   3,738   2,812    2,371         --        41,679
Other assets............     6,351      260       79      --       27      66        8         --         6,791
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total assets...........  $ 60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities.....  $  5,695  $ 2,052  $ 1,055  $ 1,416  $  550  $  337   $   82    $    --      $ 11,187
Long-term debt,
excluding current
portion.................    73,814        8      209      --       88      70      --          --        74,189
Other liabilities.......       --       187      264      --      --      --        31         --           482
Stockholders' equity
(deficit)...............   (19,349)  23,793   16,805    8,098   5,741   2,330    3,111     (57,121)     (16,592)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total liabilities and
 stockholders' equity
 (deficit)..............  $ 60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Statement of Operations
Information for the Year
Ended December 31, 1998
Net revenues............  $    --   $18,361  $ 7,594  $10,144  $5,936  $2,824   $2,682    $   (721)    $ 46,820
Cost of revenues,
excluding
depreciation............         3    8,506    3,225    6,749   3,189   1,712    1,658        (721)      24,321
Selling, general and
administrative
expenses................     9,972    1,318      679      626     967   1,001      633         --        15,196
Depreciation expense....        81    1,458      413      450     252     115       66         --         2,835
Amortization of goodwill
and intangibles.........       --       881      865      253     204     156      131         --         2,490
Non-recurring charge....       --       --     1,200      --      --      --       --          --         1,200
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Operating income
 (loss).................   (10,056)   6,198    1,212    2,066   1,324    (160)     194         --           778
Interest income
(expense), net..........   (12,521)       8      (63)     --      (35)    (25)       7         --       (12,629)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Loss before income tax
 expense................   (22,577)   6,206    1,149    2,066   1,289    (185)     201         --       (11,851)
Income tax expense......       --       (26)     --       --      --      --       --          --           (26)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Net income (loss)......  $(22,577) $ 6,180  $ 1,149  $ 2,066  $1,289  $ (185)  $  201    $    --      $(11,877)
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Cash Flow Information
for the Year Ended
December 31, 1998
Cash flows provided by
(used in) operating
activities..............  $(11,980) $ 3,992  $ 1,525  $   459  $  459  $   98   $   29    $    --      $ (5,418)
Cash flows used in
investing activities....    (1,065)  (4,066)  (1,171)    (887)   (363)   (109)    (187)        --        (7,848)
Cash flows provided by
(used in) financing
activities..............     4,739     (366)    (244)     --     (142)    (56)     --          --         3,931
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
Net increase (decrease)
in cash and cash
equivalents.............    (8,306)    (440)     110     (428)    (46)    (67)    (158)        --        (9,335)
Cash and cash
equivalents at the
beginning of period.....     8,396      440      (49)     489      46      67      178         --         9,567
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
Cash and cash
equivalents at the end
of period...............  $     90  $   --   $    61  $    61  $  --   $  --    $   20    $    --      $    232
                          ========  =======  =======  =======  ======  ======   ======    ========     ========

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

                    VIALOG                      Call                                                      Elimin-   Consol-
                    Corp.    Access   CSI(1)   Points    TCC    Americo   CDC     ABCC     CPI     ABCI    ations    idated
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
                                                              ($000's)
Balance Sheet
Information as of
December 31, 1999
Total current
assets...........  $(17,906) $13,891  $   --   $ 8,026  $3,739  $(1,072) $  327  $ 4,222  $  765  $1,078  $   (141) $ 12,929
Property and
equipment, net...       904    7,774      --     4,541     981      526     119    2,235     371     363       --     17,814
Investment in
subsidiaries.....    85,696      --       --       --      --       --      --       --      --      --    (85,696)      --
Goodwill and
intangible
assets, net......       --    13,881      --    16,635   3,532    2,513   2,156   14,409   5,556   5,412       --     64,094
Other assets.....     4,841      134      --        64      10       65       6      --      --       25      (761)    4,384
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Total assets....  $ 73,535  $35,680  $   --   $29,266  $8,262  $ 2,032  $2,608  $20,866  $6,692  $6,878  $(86,598) $ 99,221
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========
Current
liabilities......  $ 10,571  $ 1,721  $   --   $   854  $  434  $    (1) $    9  $   574  $  164  $  150  $  2,376  $ 16,852
Long-term debt,
excluding current
portion..........    77,628      --       --        57      29       45     --       --      --      127    (2,059)   75,827
Other
liabilities......       525      --       --       419     --       589     222      --      735      49    (1,040)    1,499
Stockholders'
equity
(deficit)........   (15,189)  33,959      --    27,936   7,799    1,399   2,377   20,292   5,793   6,552   (85,875)    5,043
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit).......  $ 73,535  $35,680  $   --   $29,266  $8,262  $ 2,032  $2,608  $20,866  $6,692  $6,878  $(86,598) $ 99,221
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========  ===
Statement of
Operations
Information for
the Year Ended
December 31, 1999
Net revenues.....  $    --   $27,425  $   374  $15,178  $6,858  $ 1,385  $2,124  $ 9,248  $3,207  $3,350  $   (520) $ 68,629
Cost of revenues,
excluding
depreciation.....       --    12,480      236    8,435   3,326      857   1,635    3,079   1,580   1,279      (520)   32,387
Selling, general
and
administrative
expenses.........    15,075    2,060       26    1,520     988      261     359    1,440     782     931       --     23,442
Depreciation
expense..........       202    1,761       40    1,125     263      120     168      229     136     146       --      4,190
Amortization of
goodwill and
intangibles......       --       875       72    1,033     204      150     129      852     374     371       --      4,060
Non-recurring
charge...........       454      --       --       --      --       911     567      --      721     329       --      2,982
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Operating income
 (loss)..........   (15,731)  10,249      --     3,065   2,077     (914)   (734)   3,648    (386)    294       --      1,568
Interest income
(expense), net...   (13,426)       3       (4)     (30)    (20)     (13)    --       --        8     (42)      --    (13,524)
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Loss before
 income tax
 expense.........   (29,157)  10,252       (4)   3,035   2,057     (927)   (734)   3,648    (378)    252       --    (11,956)
Income tax
expense..........       --      (164)     --       --      --       --      --       --      --      --        --       (164)
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Net income
 (loss)..........  $(29,157) $10,088  $    (4) $ 3,035  $2,057  $  (927) $ (734) $ 3,648  $ (378) $  252  $    --   $(12,120)
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========
Cash Flow
Information for
the Year Ended
December 31, 1999
Cash flows
provided by (used
in) operating
activities.......  $ (8,433) $ 3,580  $(1,454) $ 3,673  $  291  $    (4) $  132  $ 1,715  $  103  $  546  $    --   $    149
Cash flows used
in investing
activities.......   (29,641)  (3,621)   1,602   (3,612)   (250)     (41)    (70)  (1,701)    (70)    (51)      --   $(37,455)
Cash flows
provided by (used
in) financing
activities.......    38,370       (8)    (209)     (31)    (41)      45     --       --      --     (505)      --     37,621
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
Net increase
(decrease) in
cash and cash
equivalents......       296      (49)     (61)      30     --       --       62       14      33     (10)      --        315
Cash and cash
equivalents at
the beginning of
period...........        90      --        61       61     --       --       20      --      --      --        --        232
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
Cash and cash
equivalents at
the end of
period...........  $    386  $   (49) $   --   $    91  $  --   $   --   $   82  $    14  $   33  $  (10) $    --   $    547
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========

----
(1) On January 31, 1999 this operating center was closed and merged into Call Points. The Statement of Operations and Cash Flow data for this operating center represents activity from January 1, 1999 through January 31, 1999.

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

                                          KPMG LLP

Washington, D.C.
July 2, 1998

                       TELEPHONE BUSINESS MEETINGS, INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                               -------------
                                                                1995   1996
                                                               ------ ------
                       ASSETS (note 3)
Current assets:
  Cash and cash equivalents..................................  $  390 $  804
  Trade accounts receivable, less allowance for doubtful
   accounts of $33 and $206 at December 31, 1995 and December
   31, 1996, respectively....................................     802  1,103
  Prepaid expenses and other current assets..................     108    161
                                                               ------ ------
    Total current assets.....................................   1,300  2,068
Property and equipment, net (note 2).........................   2,032  2,201
Restricted cash..............................................     105    110
Excess of purchase price over the fair value of the interest in net assets of the former stockholders, net of accumulated amortization of $12 and $28 at December 31, 1995 and
 December 31, 1996 (note 4)..................................     231    215
Other assets.................................................       4     11
                                                               ------ ------ ---
    Total assets.............................................  $3,672 $4,605
                                                               ====== ====== ===
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)............  $  732 $  654
  Current installments of note payable to former stockholder
   (note 4)..................................................     109    116
  Current installments of obligations under capital leases
   (note 7)..................................................      28     32
  Accounts payable...........................................       4    141
  Accrued expenses (note 6)..................................     276    366
  Income taxes payable.......................................      10    --
                                                               ------ ------
    Total current liabilities................................   1,159  1,309
Long-term debt, excluding current installments (note 3)......   1,029    880
Note payable to former stockholder, excluding current
 installments (note 4).......................................     439    323
Obligations under capital leases, excluding current
 installments (note 7).......................................      79     47
Deferred rent................................................      94    128
                                                               ------ ------
    Total liabilities........................................   2,800  2,687
Common stock issued to employees with redemption option,
 15.464 shares at liquidation value (note 5).................     --     148
Stockholders' equity (notes 4 and 5):
  Common stock, $.01 par value. Authorized and issued 1,000
   shares; 500 shares outstanding............................     --     --
  Additional paid-in capital.................................     660    660
  Retained earnings..........................................     212  1,110
    Total stockholders' equity...............................     872  1,770
                                                               ------ ------
Commitments and contingencies (notes 7 and 8)
    Total liabilities and stockholders' equity...............  $3,672 $4,605
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

                       TELEPHONE BUSINESS MEETINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                               Period from
                                        Period        Period                    January 1,
                          Year Ended  January 1,  April 10, 1995   Year Ended    1997 to
                         December 31, to April 9, to December 31, December 31, November 12,
                             1994        1995          1995           1996         1997
                         ------------ ----------- --------------- ------------ ------------
Cash flows from
 operating activities:
 Net income............      $445       $  191        $  212         $1,373       $1,075
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........       269          121           375            630          823
 Deferred income
  taxes................        24          --            (62)           --           --
 Compensation expense
  for issuance of
  common stock.........       --           --            --             148          402
 Changes in operating
  assets and
  liabilities:
  Trade accounts
   receivable, net.....       (71)        (170)         (108)          (301)        (589)
  Prepaid expenses and
   other current
   assets..............       (58)          62            (5)           (53)         146
  Accounts payable and
   accrued expenses....       (17)          90            22            227          711
  Income taxes
   payable.............       --           --            --             (10)         --
  Deferred rent........       --           --             93             34          --
  Other non current
   liabilities.........       --           --            --             --           364
                             ----       ------        ------         ------       ------
   Net cash provided by
    operating
    activities.........       592          294           527          2,048        2,932
                             ----       ------        ------         ------       ------
Cash flows from
 investing activities:
 Additions to property
  and equipment........      (560)        (123)       (1,227)          (783)      (1,704)
 Restricted cash.......       --           --           (105)            (5)         --
 Other assets..........         3          (40)           63             (7)         --
                             ----       ------        ------         ------       ------
   Net cash used in
    investing
    activities.........      (557)        (163)       (1,269)          (795)      (1,704)
                             ----       ------        ------         ------       ------
Cash flows from
 financing activities:
 Proceeds from long-
  term debt............       484        2,149           --             587         (765)
 Principal repayments
  of long-term debt....      (338)        (626)         (389)          (814)
 Principal repayments
  of notes payable to
  stockholders.........       (85)         --            (51)          (109)         500
 Principal payments
  under capital lease
  obligations..........       --           --            (12)           (28)         --
 Cash portion of
  consideration paid to
  former stockholder...       --           --           (300)           --           --
 Distributions to
  stockholders.........       (39)         --            --            (475)      (1,284)
                             ----       ------        ------         ------       ------
   Net cash provided by
    (used in) financing
    activities.........        22        1,523          (752)          (839)      (1,549)
                             ----       ------        ------         ------       ------
 Net increase
  (decrease) in cash
  and cash
  equivalents..........        57        1,654        (1,494)           414         (321)
 Cash and cash
  equivalents at
  beginning of period..       173          230         1,884            390          804
                             ----       ------        ------         ------       ------
 Cash and cash
  equivalents at end of
  period...............      $230       $1,884        $  390         $  804       $  483
                             ====       ======        ======         ======       ======
Supplemental
 disclosures of cash
 flow information:
  Cash paid during the
   period for:
  Interest.............      $ 49       $   18        $  169         $  191       $  108
                             ====       ======        ======         ======       ======
  Income taxes.........      $ 22       $  --         $  --          $   10       $  --
                             ====       ======        ======         ======       ======
Supplemental disclosure
 of noncash investing
 and financing
 activities:
 Capital lease
  obligations..........      $--        $  --         $  120         $  --        $  --
                             ====       ======        ======         ======       ======
 Issuance of note
  payable in partial
  consideration to
  former stockholder...      $--        $  --         $  599         $  --        $  --
                             ====       ======        ======         ======       ======

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

 (k) Earnings Per Share

  Access adopted the provisions of SFAS No. 128, Earnings per Share, during 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. For the years ended December 31, 1994, 1995 and 1996, and for the period January 1, 1997 to November 12, 1997, basic earnings per share were calculated based on weighted average common shares outstanding. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

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
                                                                  ------ ------
     Property and equipment, net................................. $2,032 $2,201
                                                                  ====== ======

                       TELEPHONE BUSINESS MEETINGS, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                   December 31,
                                                                  ---------------
                                                                   1995    1996
                                                                  ------- -------
                                                                  (in thousands)
   Note payable to a bank, interest at the prime rate plus 0.75%
    (9.25% at September 30, 1997), monthly principal payments of
    13,890 plus interest, balance due in May 2000...............  $   --  $  --
   Note payable to a bank, interest only at 9.33% payable
    monthly through October 1995 and then monthly principal
    payments of $38,095 plus interest until February 1999, with
    the balance due in March 1999...............................    1,486  1,029
   Note payable to a bank, interest at the prime rate plus 0.75%
    (9.25% at September 30, 1997), monthly principal payments of
    $7,000 plus interest, balance due in March 1999.............      --     187
   Note payable to a bank, interest at 9.5%, monthly principal payments of $9,400 plus interest, balance due in October
    1999........................................................      --     318
   Note payable to a bank, interest at 9.33%, repaid in full in
    September 1996..............................................      275    --
                                                                  ------- ------
     Total long-term debt.......................................    1,761  1,534
   Less current installments....................................      732    654
                                                                  ------- ------
     Long-term debt, excluding current installments.............  $ 1,029 $  880
                                                                  ======= ======

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

  The aggregate maturities of all notes payable, including the note payable to the former stockholder (see note 4), are as follows (in thousands):

     1997................................................................ $  770
     1998................................................................    777
     1999................................................................    357
     2000................................................................     69
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

                       TELEPHONE BUSINESS MEETINGS, INC.

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

                       TELEPHONE BUSINESS MEETINGS, INC.

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
     Accrued salaries, wages and benefits........................ $   86 $  215
     Accrued fees and other expenses.............................    190    151
                                                                  ------ ------
                                                                  $  276 $  366
                                                                  ====== ======

(7) COMMITMENTS AND CONTINGENCIES

 Operating Lease

  Access leases office space for its teleconferencing facility under a noncancelable operating lease in Reston, Virginia. The lease is for a total of ten years expiring May 31, 2005.

  Future minimum payments under this lease are approximately as follows (in thousands):

     1997................................................................ $  362
     1998................................................................    373
     1999................................................................    384
     2000................................................................    396
     2001................................................................    407
     Thereafter..........................................................  1,485
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

  Future minimum payments under the leases are as follows (in thousands):

     1997.................................................................. $38
     1998..................................................................  28
     1999..................................................................  17
     2000..................................................................   8
                                                                            ---
                                                                             91
     Less: imputed interest................................................  12
                                                                            ---
     Net present value of future lease obligations.........................  79
     Less: current portion.................................................  32
                                                                            ---
     Obligations under capital leases, net of current portion.............. $47

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

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                  Period from
                                                                   January 1,
                                         Year Ended December 31,    1997 to
                                         ------------------------ November 12,
                                          1994   1995     1996        1997
                                         ------ ------- --------- ------------
Net revenues (note 6)................... $2,331 $ 3,808 $   5,868  $   5,579
Cost of revenues, excluding
 depreciation...........................  1,256   1,617     2,438      2,052
Selling, general and administrative
 expenses...............................    707     905       998        831
Depreciation expense....................    235     292       393        356
                                         ------ ------- ---------  ---------
  Income from operations................    133     994     2,039      2,340
Interest expense, net...................    124     160       165        120
                                         ------ ------- ---------  ---------
  Net income............................ $    9 $   834 $   1,874  $   2,220
                                         ====== ======= =========  =========
  Net income per share - basic and
   diluted.............................. $ 9.00 $834.00 $1,874.00  $2,220.00
                                         ====== ======= =========  =========
  Weighted average shares outstanding...  1,000   1,000     1,000      1,000
                                         ====== ======= =========  =========



                See accompanying notes to financial statements.

                     CONFERENCE SOURCE INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                Common Stock
                                ------------
                                Number       Additional               Total
                                  of    Par   Paid-in   Retained  Stockholders'
                                Shares Value  Capital   Earnings     Equity
                                ------ ----- ---------- --------  -------------
Balance at December 31, 1993... 1,000   $ 1     $349    $  (833)     $  (483)
  Net income...................   --    --       --           9            9
                                -----   ---     ----    -------      -------
Balance at December 31, 1994... 1,000     1      349       (824)        (474)
  Net income...................   --    --       --         834          834
                                -----   ---     ----    -------      -------
Balance at December 31, 1995... 1,000     1      349         10          360
  Net income...................   --    --       --       1,874        1,874
  Distributions................   --    --       --      (1,558)      (1,558)
                                -----   ---     ----    -------      -------
Balance at December 31, 1996... 1,000     1      349        326          676
  Net income...................   --    --       --       2,220        2,220
  Distributions................   --    --       --      (2,636)      (2,636)
                                -----   ---     ----    -------      -------
Balance at November 12, 1997... 1,000   $ 1     $349    $   (90)     $   260
                                =====   ===     ====    =======      =======


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

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
 Vehicles........................................................ $   27 $   27
 Office equipment................................................    123    148
 Bridge equipment................................................  1,313  1,874
 Computer software...............................................     62     62
                                                                  ------ ------
                                                                   1,525  2,111
  Less: accumulated depreciation and amortization................    659  1,052
                                                                  ------ ------
    Property, and equipment, net................................. $  866 $1,059
                                                                  ====== ======

                     CONFERENCE SOURCE INTERNATIONAL, INC.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  December 31,
                                                                 ----------------
                                                                   1995    1996
                                                                 -------- -------
                                                                 (in thousands)
Note payable to bank in monthly installments of $18,412,
 including interest at 9.5%, matures May 2000; collateralized by equipment and cash surrender value of life insurance and
 personal guarantee of stockholder.............................  $    --  $  --
Note payable to bank in monthly installments of $10,597,
 including interest at 10.25%, matures August 1999;
 collateralized by accounts receivable and cash surrender value
 of life insurance and personal guarantee of stockholders......       634    286
Note payable to bank in monthly installments of $1,029,
 including interest at 10.5%, matures October 1999;
 collateralized by equipment, accounts receivable, and cash
 surrender value of life insurance and personal guarantee of
 stockholders..................................................        39     30
Notes payable for bridge equipment purchases; balances were
 converted to a capital lease obligation during 1996...........       437    --
Note payable to bank in monthly installments of $846, including interest at 9.20%, matures May 1998; collateralized by
 vehicles......................................................        22     14
                                                                 -------- ------
Total long-term debt...........................................     1,132    330
Less: current installments.....................................     1,089    111
                                                                 -------- ------
Long-term debt, excluding current installments.................  $     43 $  219
                                                                 ======== ======

  The aggregate maturities of long-term debt are as follows (in thousands):

     1997.................................................................. $111
     1998..................................................................  127
     1999..................................................................   92
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

(6) SIGNIFICANT CUSTOMERS

  Two customers accounted for the following percentages of revenues and accounts receivable:

                                                               Percentage of
                                                                 Accounts
                                   Percentage of Net Revenues   Receivable
                                   --------------------------- --------------  ---
                                                     Period
                                     Year Ended    January 1,
                                    December 31,    1997 to    December 31,
                                   -------------- November 12, --------------
                                   1994 1995 1996     1997      1995    1996
                                   ---- ---- ---- ------------ ------  ------
Customer A........................ 14%  30%  49%      47%         47%     58%
Customer B........................ 14%  24%  21%      25%         26%     26%

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

                       A BUSINESS CONFERENCE-CALL, INC.

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

(2) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                              1996 1997   1998
                                                              ---- -----  -----
Office furniture and equipment............................... $179 $ 182  $ 246
Conferencing equipment.......................................  779   811  1,170
Purchased software...........................................    7    21     21
Vehicles.....................................................   34    34     69
                                                              ---- -----  -----
                                                               999 1,048  1,506
  Less: accumulated depreciation and amortization............  361  (510)  (642)
                                                              ---- -----  -----
    Property and equipment, net.............................. $638 $ 538  $ 864
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

(5) LEASES

 (a) Operating Leases

  The Company leases office space under a noncancelable operating lease. The lease provides for monthly rental payments including real estate taxes and other operating costs. In addition, the Company leases certain equipment under various operating leases. Total rent expense amounted to approximately $73,000, $95,000, and $99,000 for the years December 31 1996, 1997, and 1998, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

   1999................................................................. $60,700
   2000.................................................................  22,900
   2001.................................................................   1,900
   2002.................................................................     400

                       A BUSINESS CONFERENCE-CALL, INC.

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

(8) SUBSEQUENT EVENT--MERGER

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

Directors and Executive Officers

  The following table sets forth certain information with regard to the directors and executive officers of the Company.

 Name                      Age Position
 ----                      --- --------
 Kim A. Mayyasi(1)........  43 President, Chief Executive Officer, and Director
                               Senior Vice President and Chief Financial
 Michael E. Savage........  41 Officer
 Robert F. Saur...........  39 Chief Information Officer
 Robert F. Moore..........  45 Senior Vice President, Core Services
 Joanna M. Jacobson(2)....  40 Director
 David L. Lougee(1)(2)....  60 Director
 Richard G. Hamermesh(1)..  52 Director
 Edward M. Philip(2)......  34 Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

  KIM A. MAYYASI has been President, Chief Executive Officer and a director since July 1999. From June 1994 to June 1999, Mr. Mayyasi served as Managing Partner of Hill, Holliday, Connors, Cosmopulos, Inc., a nationally recognized advertising agency owned by The Interpublic Group of Companies, Inc.

  MICHAEL E. SAVAGE has been Senior Vice President and Chief Financial Officer since September 1999. From May 1997 to August 1999, Mr. Savage served as Chief Financial Officer of Digital City, a subsidiary of American Online, Inc. From May 1994 to May 1997, Mr. Savage served as Chief Financial Officer and Vice President of World Corp., the holding company of World Airways, Inc. and InteliData Technologies Corp.

  ROBERT F. MOORE joined VIALOG in November 1997 as Vice President Marketing and Business Development. In April 1999, Mr. Moore became Vice President, Core Services. Mr. Moore served as Vice President Sales and Marketing for Citizens Communication Corporation, a division of Citizens Utilities, Inc. from March 1997 to October 1997. From January 1994 to December 1996, Mr. Moore served as a Senior Vice President of Hill, Holliday, Connors, Cosmopulos, Inc.

  ROBERT F. SAUR has been Chief Information Officer since October 1999. From May 1992 to October 1999, Mr. Saur was Chief Information Officer for Cambridge Technology Partners, a management consulting and systems integration firm.

  JOANNA M. JACOBSON served as a consultant to the Company prior to, and became a director of, the Company in November 1997. Since November 1999, Ms. Jacobson has been a Senior Lecturer in the Entrepreneurial Management/Service Management Unit at the Harvard Business School. From April 1996 to July 1999, Ms. Jacobson served as President of Keds Corp., a distributor of athletic footwear and a division of Stride-Rite Corporation. From February 1995 to March 1996, she was a partner in Core Strategy Group, a strategic marketing consulting firm. Ms. Jacobson currently serves as a director of Stride Rite Corp.

  DAVID L. LOUGEE became a director of the Company in November 1997. Mr. Lougee has been Managing Partner of the law firm of Mirick, O'Connell, DeMallie & Lougee, LLP for more than the last five years. Mr. Lougee is also a director of Meridian Medical Technologies, Inc., a public company in the medical devices and drug delivery business. Mirick, O'Connell, DeMallie & Lougee, LLP serves as the Company's outside general counsel.

  RICHARD G. HAMERMESH became a director of the Company in June 1998. Dr. Hamermesh is a founder and Managing Partner of The Center for Executive Development ("CED"), an executive education consulting firm in Cambridge, Massachusetts. Dr. Hamermesh currently serves on the Board of Directors of two public companies--BE Aerospace, Inc. and Applied Extrusion Technologies, Inc.

  EDWARD M. PHILIP became a director of the Company in February 1999. He has served as Chief Financial Officer and Secretary of Lycos, Inc. since December 1995 and Chief Operating Officer since December 1996. From July 1991 to December 1995, Mr. Philip was employed by The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer. Mr. Philip is also a director of Allscripts, Inc.

  The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected. Ms. Jacobson serves in the class whose terms expire in 2002, Mr. Mayyasi and Mr. Lougee serves in the class whose terms expire in 2000, and Dr. Hamermesh and Mr. Philip serve in the class whose terms expire in 2001. The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are elected.

  The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by its independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to internal accounting, auditing and financial controls, and makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors. The Compensation Committee administers the Company's compensation programs, including the 1996 and 1999 Stock Plans, and performs such other duties as may from time to time be determined by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Due to an administrative error, the Company's November 11, 1999 grant to Robert F. Saur of a stock option to purchase 50,000 shares of common stock was not reported on a Form 3 until February 10, 2000.

Item 11. Executive Compensation.

Director Compensation

  Directors who are also employees of the Company or one of its subsidiaries do not receive additional cash compensation for serving as directors. Each newly-elected director is granted an option to purchase 20,000 shares of common stock upon the director's election. Following each annual meeting of stockholders, each non-employee director then in office is granted an option to purchase 5,000 shares of common stock. Each non-employee director receives a $10,000 annual retainer payable quarterly in arrears. Additionally, each non-employee director receives $1,000 for attendance at each Board of Directors meeting and $500 for each committee meeting (unless held on the same day as a Board of Directors meeting). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof or otherwise incurred in their capacity as Directors.

Compensation Committee Interlocks and Insider Participation

  Between January 1, 1999 and July 29, 1999, the Compensation Committee consisted of Glenn D. Bolduc, Ms. Jacobson and Mr. Lougee. On July 30, 1999, Mr. Hamermesh replaced Ms. Jacobson on the Compensation Committee. Mr. Bolduc, who also served as the Company's Chief Executive Officer and President until June 1999, resigned as director and member of the Compensation Committee effective December 31, 1999. Mr. Lougee also serves as one of the Company's directors and is Managing Partner of Mirick, O'Connell, DeMallie & Lougee, llp, Vialog's legal counsel. None of Vialog's executive officers or directors serves as a member of the board of directors or compensation committee of any other entity that has an executive officer serving as a member of Vialog's Board of Directors or Compensation Committee.

Executive Compensation

  Summary compensation. The following table summarizes the compensation earned by the two individuals who served as the Company's Chief Executive Officer in 1999 and the Company's executive officers who earned more than $100,000 in salary and bonus in 1999 (the "named executive officers"). The compensation summarized in this table does not include medical, group life insurance, or other plan benefits that are available generally to all of the Company's salaried employees, or perquisites or other personal benefits that do not in the aggregate exceed the lesser of either $50,000 or 10% of the officer's salary and bonus.

                          Summary Compensation Table

                                                           Long-Term
                               Annual Compensation    Compensation Awards
                             ----------------------- Securities Underlying    All Other
Name and Principal Position  Year Salary($) Bonus($)      Options (#)      Compensation($)
---------------------------  ---- --------- -------- --------------------- ---------------
Kim A. Mayyasi...........    1999  177,692        0         250,000                  0
 President and CEO
Glenn D. Bolduc(1).......    1998  261,923        0          40,000                  0
 Former President and CEO    1999  121,846   50,000               0            149,153(2)
Michael E. Savage........    1999   66,000   35,000         100,000                  0
 Senior Vice President
 and Chief Financial
 Officer
Robert F. Moore..........    1998  163,269        0          25,000                  0
 Senior Vice President,
  Core Services              1999  198,500   60,000         105,000                  0

--------
(1) Mr. Bolduc resigned from his position as Chief Executive Officer and President on June 30, 1999, and as a director on December 31, 1999. As of December 31, 1999, Mr. Bolduc held an aggregate of 269,000 shares of restricted common stock worth approximately $840,625.
(2) Under the terms of the Severance Agreement dated June 8, 1999 between Vialog and Mr. Bolduc, Vialog paid Mr. Bolduc an aggregate of $149,153 in severance-related compensation in 1999.

  Option grants in 1999. The following table summarizes all options granted to the named executive officers in 1999. Amounts reported in the last two columns represent hypothetical values that the holder could realize by exercising the options immediately before their expiration, assuming the value of the Company's common stock appreciates at the specified compounded annual rates over the terms of the options. These numbers are calculated based on the SEC's rules and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings will depend on the timing of exercise and the future performance of the Company's common stock. Vialog may not be able to achieve the rates of appreciation assumed in this table and the named executive officers may not receive the calculated amounts. This table does not take into account any appreciation in the price of the common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

                             Option Grants in 1999

                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                         Annual Rates of Stock
                                                                          Price Appreciation
                                        Individual Grants                   for Option Term
                         ----------------------------------------------- ---------------------
                          Number of    % of Total
                         Securities     Options
                         Underlying    Granted to   Exercise
                           Options     Employees      Price   Expiration
Name                     Granted (#) in Fiscal Year ($/Share)    Date      5%($)     10%($)
----                     ----------- -------------- --------- ---------- --------- -----------
Kim A. Mayyasi..........   250,000       18.27        3.34       7/1/09    525,127   1,330,774
Glenn D. Bolduc.........         0           0           0                       0           0
Michael E. Savage.......   100,000        7.31        3.56     11/11/09    224,075     567,850
Robert F. Moore.........   105,000        7.67        4.03       4/5/09    266,116     674,392

  The exercise price of these options is the fair market value on the date of grant as determined under the Company's stock plans.

  If a named executive officer ceases to be employed by the Company, further vesting of the named executive officer's options ceases and all vested options expire 90 days after the date the named executive officer ceases to be employed by the Company.

  Fiscal year-end option values. The following table provides information regarding the value of all unexercised options held by the named executive officers at the end of 1999. The value of unexercised in-the-money options represents the difference between the fair market value of the Company's common stock on December 31, 1999 and the option exercise price, multiplied by the number of shares underlying the option. The closing sale price of the Company's common stock on December 31, 1999 was $3.125.

                     1999 Aggregated Option Exercises and
                         Fiscal Year-End Option Values

                                                                                                   Value of Unexercised
                                                                 Number of Securities                  In-the-Money
                                                                Underlying Unexercised               Options at Fiscal
                                                            Options at Fiscal-Year End (#)             Year End ($)
                         Shares Acquired                    ----------------------------------   -------------------------
Name                     on Exercise (#) Value Realized ($)  Exercisable       Unexercisable     Exercisable Unexercisable
----                     --------------- ------------------ --------------    ----------------   ----------- -------------
Kim A. Mayyasi..........           0                0                 41,670             208,330        0            0
Glenn D. Bolduc.........     235,000          657,075                      0                   0        0            0
Michael E. Savage.......           0                0                      0                   0        0            0
Robert F. Moore.........           0                0                 62,419             137,581   31,500       32,816

Employment Agreements and Change-of-Control Provisions

  Mr. Mayyasi's employment offer letter provides for an annual base salary of $350,000 and an annual bonus of up to $100,000. If Vialog terminates Mr. Mayyasi's employment without cause, Vialog will pay Mr. Mayyasi or his estate his base salary and health insurance benefits for six months.

  Mr. Savage's employment agreement provides for an annual base salary of $195,000, a signing bonus of $35,000, and an annual bonus of up to 50% of his annual base salary. Vialog may terminate his employment immediately with or without cause. Mr. Savage may terminate his employment agreement with 30 days prior written notice. If Vialog terminates Mr. Savage's employment without cause, or in the event of Mr. Savage's death or his termination of his employment under certain circumstances set forth in the contract, Vialog will pay Mr. Savage or his estate his base salary and health insurance benefits for six months.

  Mr. Moore's annual compensation is currently $230,000. Either party may terminate his employment without cause with 30 days prior written notice. If Vialog terminates Mr. Moore's employment other than for cause, disability or death, Vialog will pay Mr. Moore his base compensation and employee benefits for twelve months subject to adjustment if he finds new employment during the severance period. Mr. Moore is entitled to a $500 monthly automobile allowance.

  All unvested options held by Mssrs. Mayyasi, Savage and Moore will vest and become immediately exercisable upon the occurrence of any of the following events:

  .  Vialog's merger into or consolidation with another company,

  .  the sale of substantially all of Vialog's assets to another company, or

  . the sale of more than 50% of Vialog's outstanding capital stock to an unrelated person or group.

  Mr. Bolduc resigned as Vialog's President and Chief Executive Officer on June 30, 1999. Under the terms of Mr. Bolduc's severance agreement, Vialog will continue to pay Mr. Bolduc his base salary and a $1,000 monthly car allowance for eighteen months beginning June 30, 1999. Vialog also accelerated the vesting of two of Mr. Bolduc's stock options.

Stock Plans

Vialog currently maintains the following stock plans:

                                                                  Outstanding
                                                                  Stock Awards      Shares
                                                                   or Options   Available for
                                                      Shares      Issued Under  Issuance Under
                                                  Reserved Under   Plan as of     Plan as of
   Plan Name        Adoption Date Expiration Date      Plan      March 23, 2000 March 23, 2000
   ---------        ------------- --------------- -------------- -------------- --------------
   1996 Stock Plan     2/14/96        2/14/06       3,250,000      1,751,776       865,314
   1999 Stock Plan     4/29/99        4/29/09       1,500,000        980,000       520,000

  The purpose of the stock plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. Individual awards under the stock plans may take the form of one or more of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights and (iv) restricted stock.

  The Compensation Committee and Board of Directors administer the Plan and generally select the individuals who will receive awards and the terms and conditions of those awards. Shares of common stock subject to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

  On April 15, 1999, Vialog registered with the Securities and Exchange Commission 2,430,097 shares of common stock reserved for issuance under the Company's 1996 Stock Plan. On September 1, 1999, Vialog registered with the Securities and Exchange Commission 1,500,000 reserved for issuance under the Company's 1999 Stock Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table provides information regarding the beneficial ownership of Vialog's outstanding common stock as of March 13, 2000 for:

  . each person or group that Vialog know owns more than 5% of the common stock,

  .  each of Vialog's directors,

  .  each of Vialog's executive officers, and

  .  all of Vialog's directors and executive officers as a group.

  Beneficial ownership is determined under rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock that Vialog may issue upon the exercise of options currently exercisable or exercisable within 60 days of March 13, 2000 are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, Vialog believes the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names. The address for each stockholder below is c/o Vialog Corporation, 35 New England Business Center, Suite 160, Andover, Massachusetts 01810.

                                                          Number of Shares
                                                         Beneficially Owned
                          Shares Issuable pursuant to (Including the Number of
                          Options Exercisable within  Shares shown in the first Percentage of Shares
Name of Beneficial Owner   60 days of March 13, 2000           column)              Outstanding
------------------------  --------------------------- ------------------------- --------------------
John J. Hassett.........                  0                    784,762                  8.57%
Robert F. Moore.........            126,505                    126,505                  1.36%
Kim A. Mayyasi..........            100,006                    100,006                  1.08%
David L. Lougee.........             15,678                     66,178                     *
Joanna M. Jacobson......             17,010                     17,010                     *
Richard G. Hamermesh....             14,346                     14,346                     *
Edward M. Philip........             10,010                     10,010                     *
Michael E. Savage.......              4,170                      4,170                     *
Robert F. Saur..........                  0                          0                     *
All directors and
 executive officers as a
 group (8) persons......            287,725                    338,225                  3.59%

--------
*Less than 1%

Item 13. Certain Relationships and Related Transactions.

  David L. Lougee, one of Vialog's directors, is a partner of Mirick, O'Connell, DeMallie & Lougee, LLP, the law firm Vialog currently retains as legal counsel. In 1999, Vialog paid Mirick, O'Connell, DeMallie & Lougee, LLP an aggregate of approximately $692,000 in legal fees and expenses for legal services.

  Vialog provides teleconferencing services to customers of a company owned by Susan C. Hassett, spouse of John J. Hassett, for which Vialog recorded revenues of $178,184 in 1999.

  On November 6, 1997, we entered into a stockholder agreement with John J. Hassett that provides, among other things, that while any senior notes or other obligation of the Company or our operating centers (as subsidiary guarantors) with respect to the senior notes remain outstanding:

  . with respect to all matters submitted to a vote of our stockholders regarding the appointment, election or removal of directors or officers of the Company, Mr. Hassett will vote any shares of our voting stock over which he has direct or indirect voting power in the same proportion as the votes cast in favor of and against the particular matter voted upon, by all of our other stockholders; and

  . Mr. Hassett will not serve as a director or officer of the Company or any subsidiary.

In 1999, Mr. Hassett provided consulting services to the Company in consideration of fees totaling $30,000.

Company Policy

  The Company has implemented a policy whereby neither the Company nor any subsidiary will enter into contracts or business arrangements with persons or entities owned in whole or in part by the Company's officers or directors or any subsidiary except on an arms-length basis and with the approval of the Board of Directors. The Company's By-Laws require that any approval must be by a majority of the independent directors then in office who have no interest in such contract or transaction.

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

    3. Exhibits

      See Exhibit Index.

  (b) Reports on Form 8-K

  Vialog did not file any Form 8-Ks during the fourth quarter of 1999.

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
 -------                               -----------
  3.1*    Restated Articles of Organization of VIALOG Corporation.

  3.2*    Amended and Restated By-Laws of VIALOG Corporation.

  4.1** Form of certificate evidencing ownership of Common Stock of the Company.

  4.2*    Indenture Dated as of November 12, 1997 Among VIALOG Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Kendall Square Teleconferencing, Inc., American Conferencing
          Company, Inc., Communication Development Corporation Inc., Call
          Points, Inc. and State Street Bank and Trust Company (including Forms of Series A Security and Series B Security attached to the Indenture as Exhibits A-1 and A-2, respectively).

  4.3*    Unit Agreement Dated as of November 12, 1997 By and Among VIALOG
          Corporation, Telephone Business Meetings, Inc., Conference Source
          International, Inc., Call Points, Inc., Kendall Square
          Teleconferencing, Inc., American Conferencing Company, Inc.,
          Communications Development Corporation, and State Street Bank and
          Trust Company (including Form of Unit Certificate attached to the
          Unit Agreement as Exhibit A).

  4.4*    Warrant Agreement Dated as of November 12, 1997 Between VIALOG
          Corporation and State Street Bank and Trust Company (including Form of Warrant Certificate attached to the Warrant Agreement as Exhibit
          A).

  4.5*    Security Holders' and Registration Rights Agreement Dated as of
          November 12, 1997 Among VIALOG Corporation and Jefferies & Company,
          Inc.

  4.6*    Registration Rights Agreement Dated as of November 12, 1997 By and
          Among VIALOG Corporation, Kendall Square Teleconferencing, Inc., AMCS
          Acquisition Corporation, Communication Development Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Call Points Acquisition Corporation and Jefferies & Company,
          Inc.

 10.1*    1996 Stock Plan.

 10.2***  1999 Stock Plan.

 10.3**** Lease Dated April 7, 1998 between Connecticut General Life Insurance
          Company, on behalf of its Separate Account R, and VIALOG Corporation.

 10.4     Indenture of Lease Dated March 3, 2000 By and Between VIALOG
          Corporation and EOP--Crosby Corporate Center, L.L.C.

 10.5+    Lease Dated as of August 3, 1998 Agreement By and Between Executive
          Park, T.I.C. and VIALOG Corporation.

 10.6*    Lease Dated February 15, 1996 Between Robert A. Jones and K. George
          Najarian, Trustees of Old Cambridge Realty Trust and Old Kendall
          Square Realty Trust, and Kendall Square Teleconferencing, Inc. (f/k/a
          Teleconversant, Ltd.).

 10.7     Lease Agreement Dated August 3, 1999 By and Between Century 2000
          Partners, LLP and A Business Conference Call, Inc.

 10.8++   Assignment of Lease Dated as of March 13, 1998 Between Telephone
          Business Meetings, Inc. and CMC Datacomm, Inc.

 10.9*    Lease dated December 6, 1994 between Aetna Life Insurance Company and
          Access, as amended.

 10.10    Deed of Lease dated September 30, 1999 by and between Royce, Inc. and
          Telephone Business Meetings, Inc.


 Exhibit
  Number                               Description
 -------                               -----------

 10.11+++ Loan & Security Agreement Dated as of September 30, 1998 by and between Kendall Square Teleconferencing, Inc.; Conference Source
          International, Inc.; Telephone Business Meetings, Inc.; Call Points,
          Inc.; American Conferencing Company, Inc.; Communication Development
          Corporation and Coast Business Credit.
 10.12+++ Secured Term Note Dated September 30, 1998 in the principal amount of
          $4,000,000 delivered by Kendall Square Teleconferencing, Inc.;
          Conference Source International, Inc.; Telephone Business Meetings,
          Inc.; Call Points, Inc.; American Conferencing Company, Inc.; and
          Communication Development Corporation to Coast Business Credit.

 10.13+++ Secured Term Note Dated September 30, 1998 in the principal amount of
          $1,500,000 delivered by Kendall Square Teleconferencing, Inc.;
          Conference Source International, Inc.; Telephone Business Meetings,
          Inc.; Call Points, Inc.; American Conferencing Company, Inc.; and
          Communication Development Corporation to Coast Business Credit.

 10.14+++ Security Agreement Dated September 30, 1998 by and Between VIALOG
          Corporation and Coast Business Credit, a division of Southern Pacific
          Bank.

 10.15+++ Continuing Guaranty Dated September 30, 1998 executed by VIALOG
          Corporation in favor of Coast Business Credit.

 10.16    Employment Offer Letter Dated June 3, 1999 By and Between VIALOG
          Corporation and Kim A. Mayyasi.

 10.17    Employment Agreement Dated August 30, 1999 By and Between VIALOG
          Corporation and Michael E. Savage.

 10.18*   Employment Agreement Dated October 20, 1997 By and Between VIALOG
          Corporation and Robert F. Moore.

 10.19    Severance Agreement Dated June 8, 1999 By and Between VIALOG
          Corporation and Glenn P. Bolduc.

 11.1     Statement Regarding Computation of Earnings Per Share.

 21.1     Subsidiaries of the Company.

 23.1     Consent of Independent Auditors.

 27.1     Financial Data Schedule.

    All non-marked Exhibits are filed with this Form 10-K.
   * Incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041).
  ** Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1998 (File No. 333-53395).
 *** Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 1, 1999 (File No. 333-86319).
**** Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1998 (File No. 333-53395).
   + Incorporated by reference to Amendment No. 3 to the Registration
     Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 1998 (File No. 333-53395).
  ++ Incorporated by reference to the Exhibits to Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 333-22585).
 +++ Incorporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on October 26, 1998 (File No. 000-24689).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation

                                                    /s/ Kim A. Mayyasi
                                          By: _________________________________
                                                      Kim A. Mayyasi,
                                               President and Chief Executive
                                                          Officer

Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Kim A. Mayyasi             President, Chief Executive   March 30, 2000
By: __________________________________  Officer and Director
            Kim A. Mayyasi

      /s/ Michael E. Savage            Senior Vice President,       March 30, 2000
By: __________________________________  Chief Financial Officer
          Michael E. Savage             and Principal Accounting
                                        Officer

      /s/ Joanna M. Jacobson           Director                     March 30, 2000
By: __________________________________
          Joanna M. Jacobson

       /s/ David L. Lougee             Director                     March 30, 2000
By: __________________________________
           David L. Lougee

       /s/ Patti R. Bisbano            Director                     March 30, 2000
By: __________________________________
           Patti R. Bisbano

     /s/ Richard G. Hamermesh          Director                     March 30, 2000
By: __________________________________
         Richard G. Hamermesh

       /s/ Edward M. Philip            Director                     March 30, 2000
By: __________________________________
           Edward M. Philip