Form 10-Q
period 2000-03-31
VIALOG CORP
filed 2000-05-15
CIK 1016601

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

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  At May 9, 2000 the registrant had outstanding an aggregate of 9,141,854 shares of its Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIALOG CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheets at December 31, 1999 and March 31, 2000
   (Unaudited).............................................................    3
  Consolidated Statements of Operations (Unaudited) for the Three Months
   Ended March 31, 1999 and 2000...........................................    4
  Consolidated Statements of Cash Flows (Unaudited) for the Three Months
   Ended March 31, 1999 and 2000...........................................    5
  Notes to Consolidated Financial Statements (Unaudited)...................  6-8
Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................... 9-13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................   14
Item 6. Exhibits and Reports on Form 8-K...................................   14
Signatures.................................................................   15
Exhibit Index..............................................................   16

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       December 31,  March 31,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $    547    $  1,544
  Accounts receivable, net of allowance for doubtful
   accounts of $579 and $669 in 1999 and 2000,
   respectively.......................................     11,637      15,233
  Prepaid expenses....................................        435         425
  Other current assets................................        310         621
                                                         --------    --------
    Total current assets..............................     12,929      17,823
Property and equipment, net...........................     17,814      19,086
Deferred debt issuance costs..........................      3,801       3,331
Goodwill and intangible assets, net...................     64,094      63,101
Other assets..........................................        583       1,058
                                                         --------    --------
  Total assets........................................   $ 99,221    $104,399
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit............................   $  4,770    $  5,569
  Current portion of long-term debt...................      2,332       2,449
  Accounts payable....................................      5,216       8,543
  Accrued interest expense............................      1,215       3,606
  Accrued expenses and other liabilities..............      3,319       3,153
                                                         --------    --------
    Total current liabilities.........................     16,852      23,320
Long-term debt, less current portion..................     75,827      75,402
Other long-term liabilities...........................      1,499       1,800
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding............        --          --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; issued: 9,144,200 and 9,148,485 shares
   in 1999 and 2000, respectively;
   outstanding: 9,133,569 and 9,137,854 shares in 1999
   and 2000, respectively.............................         91          91
  Additional paid-in capital..........................     45,602      45,627
  Accumulated deficit.................................    (40,603)    (41,794)
  Treasury stock, at cost; 10,631 shares..............        (47)        (47)
                                                         --------    --------
    Total stockholders' equity........................      5,043       3,877
                                                         --------    --------
    Total liabilities and stockholders' equity........   $ 99,221    $104,399
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                                                Three Months Ended March 31,
                                                ------------------------------
                                                     1999            2000
                                                --------------  --------------
Net revenues..................................  $       15,882  $       19,224
Cost of revenues, excluding depreciation......           7,633           8,593
Selling, general and administrative expense...           4,834           5,888
Depreciation expense..........................             881           1,243
Amortization of goodwill and intangibles......             830           1,069
                                                --------------  --------------
  Operating income............................           1,704           2,431
Interest expense, net.........................          (3,371)         (3,472)
                                                --------------  --------------
  Loss before income tax expense..............          (1,667)         (1,041)
Income tax expense............................             (50)           (150)
                                                --------------  --------------
  Net loss....................................  $       (1,717) $       (1,191)
                                                ==============  ==============
Net loss per share--basic and diluted.........  $        (0.28) $        (0.13)
                                                ==============  ==============
Weighted average shares outstanding--basic and
 diluted......................................       6,032,774       9,135,712
                                                ==============  ==============




          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
Cash flows from operating activities:
 Net loss................................................... $ (1,717) $(1,191)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................      881    1,243
  Amortization of goodwill and intangibles..................      830    1,069
  Amortization of debt issuance costs and debt discount.....      784      800
  Provision for doubtful accounts...........................       62      125
  Compensation expense for issuance of common stock and
   options..................................................       52      --
 Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable.......................................   (2,327)  (3,721)
  Prepaid expenses and other current assets.................      (57)    (301)
  Other assets..............................................      567     (556)
  Accounts payable..........................................     (557)   3,327
  Accrued expenses..........................................    2,691    2,225
  Other long-term liabilities...............................     (196)     278
                                                             --------  -------
    Cash flows provided by operating activities.............    1,013    3,298
                                                             --------  -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........  (29,095)     --
 Additions to property and equipment........................   (2,590)  (2,492)
                                                             --------  -------
    Cash flows used in investing activities.................  (31,685)  (2,492)
                                                             --------  -------
Cash flows from financing activities:
 Advances on line of credit, net............................      275      799
 Payments of long-term debt.................................     (401)    (580)
 Proceeds from issuance of common stock.....................   33,512       25
 Deferred offering costs....................................      596      --
 Deferred debt issuance costs...............................      (16)     (53)
                                                             --------  -------
    Cash flows provided by financing activities.............   33,966      191
                                                             --------  -------
Net increase in cash and cash equivalents...................    3,294      997
Cash and cash equivalents at beginning of period............      232      547
                                                             --------  -------
Cash and cash equivalents at end of period.................. $  3,526  $ 1,544
                                                             ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.................................................. $    202  $   284
                                                             ========  =======
  Taxes..................................................... $    --   $    23
                                                             ========  =======
Acquisitions of businesses:
 Assets acquired............................................ $ 31,041  $   --
 Liabilities assumed and issued.............................   (1,855)     --
 Common stock issued........................................      --       --
                                                             --------  -------
 Cash paid..................................................   29,186      --
 Less cash acquired.........................................      (91)     --
                                                             --------  -------
    Net cash paid for acquisitions of businesses............ $ 29,095  $   --
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter ended March 31, 2000 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Description of Business

  VIALOG Corporation (the "Company") was incorporated in Massachusetts on January 1, 1996. The Company was formed to create a national provider of conferencing services, consisting primarily of operator-attended and operator on-demand audioconferencing, as well as video and Internet conferencing services. On November 12, 1997, the Company closed a private placement of $75.0 million in Senior Notes due 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired six private conference service bureaus located in the United States (the "Original Acquisitions"). On February 10, 1999, the Company completed an initial public offering of its common stock and consummated agreements to acquire three private conference service bureaus located in the United States (see Note 4 "Acquisitions").

  Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it related to the acquisitions and the completion of financing transactions to fund the acquisitions.

(3) Initial Public Offering

  On February 10, 1999, the Company completed an initial public offering for the sale of 4,600,000 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $32.7 million. Of the net proceeds, approximately $29.1 million was used to acquire three private conference service bureaus (as discussed in Note 4). In addition, approximately $305,000 of indebtedness was paid to the former stockholder of one of the acquisitions. The remaining net proceeds of $3.3 million was used for working capital and general corporate purposes.

(4) Acquisitions

  On February 10, 1999 the Company acquired all of the issued and outstanding stock of A Business Conference--Call, Inc. ("ABCC"), Conference Pros International, Inc. ("CPI"), and A Better Conference, Inc. ("ABCI"). These acquisitions occurred contemporaneously with the closing of the initial public offering of the Company's common stock. Each of the acquisitions (together with the Original Acquisitions, each an "Operating Center"; collectively, the "Operating Centers") is a wholly-owned subsidiary of the Company. The acquisitions were accounted for using the purchase method of accounting.

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

(5) Long-Term Debt

  Long-term debt consists of the following:

                                                         December 31, March 31,
                                                             1999       2000
                                                         ------------ ---------
                                                                ($000's)
   12 3/4% Senior Notes payable, due November 15, 2001,
    net of unamortized discount of $2,027 and $1,755,
    respectively........................................   $72,973     $73,245
   Term loans...........................................     4,655       4,140
   Capitalized lease obligations........................       525         460
   Other long-term debt.................................         6           6
                                                           -------     -------
     Total long-term debt...............................    78,159      77,851
     Less current portion...............................     2,332       2,449
                                                           -------     -------
     Total long-term debt, less current portion.........   $75,827     $75,402
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

(6) Net Loss Per Share

  As the Company was in a net loss position for the three months ended March 31, 1999 and 2000, common stock equivalents of 1,671,434 and 1,246,855, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three months ended March 31, 1999 and 2000 is the same as basic net loss per share and, therefore, has not been presented separately.

(7) Non-recurring Charges

  During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Operating Center as well as other Operating Centers. During the three months ended March 31, 2000, the Company paid out approximately $25,000 related to rental costs on the Atlanta facility. At March 31, 2000, approximately $418,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the remaining rental commitment on the Atlanta facility.

  During the second quarter of 1999, the Company incurred a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected included Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with the closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company plans to combine its corporate offices and its Cambridge Center during the second quarter of 2000. During the three months ended March 31, 2000, the Company paid out approximately $321,000 related primarily to personnel reductions and facility closings. At March 31, 2000, approximately $1.3 million of the original accrual for the non-recurring charge was remaining for estimated costs in accordance with the terms of the original restructuring plan.

(8) Subsequent Events

  On April 7, 2000, Vialog received a signed joint commitment letter and attached summary of terms from two major banks relating to a proposed $75 million new senior secured term loan and revolving credit facility. The closing under the New Credit Facility is subject to certain conditions, including completion and execution of definitive documentation, and accordingly there can be no assurance that the New Credit Facility will become available.

  On May 3, 2000, the Company commenced an offer to exchange an aggregate of $58.5 million in cash and an aggregate of 165,000 newly issued shares of a new class of convertible preferred stock, par value $0.01 per share, stated value $100.00, for all of the Company's $75 million 12 3/4% Series B senior notes due November 15, 2001, or $780 in cash and 2.2 shares of preferred stock for each $1,000 principal amount of senior notes tendered in the exchange offer. The preferred stock will be convertible into shares of common stock, $0.01 par value per share, of the Company as described in the Company's Offering Memorandum and Solicitation Document. Exchange of the senior notes; and (b) the availability of at least $75 million of new bank financing on the effective date of the exchange offer.

(9) Supplemental Consolidating Condensed Financial Information

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the three months ended March 31, 2000. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                    VIALOG             Call
                    Corp.    Access   Points    ABCC     TCC     ABCI    CPI    Americo   CDC    Eliminations Consolidated
                   --------  -------  -------  -------  ------  ------  ------  -------  ------  ------------ ------------
                                                              ($000's)
Balance Sheet
Information as of
March 31, 2000
(unaudited)
Total current
assets...........  $(22,060) $18,123  $10,277  $ 6,411  $4,676  $  801  $  474  $(1,116) $  237    $    --      $ 17,823
Property and
equipment, net...     1,160    8,122    5,447    2,209     919     325     324      496      84         --        19,086
Investment in
subsidiaries.....    85,696      --       --       --      --      --      --       --      --      (85,696)         --
Goodwill and
intangible
assets, net......       --    13,663   16,359   14,165   3,480   5,374   5,456    2,479   2,125         --        63,101
Other assets.....     3,976      248       67       22      10      10     --        50       6         --         4,389
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Total assets....  $ 68,772  $40,156  $32,150  $22,807  $9,085  $6,510  $6,254  $ 1,909  $2,452    $(85,696)    $104,399
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Current
liabilities......  $ 18,410  $ 1,710  $ 1,655  $   305  $  511  $  114  $  321  $   142  $  152    $    --      $ 23,320
Long-term debt,
excluding current
portion..........    75,326      --        46      --       22     --      --         8     --          --        75,402
Other
liabilities......       359      237      665      --      --       20      87      432     --          --         1,800
Stockholders'
equity
(deficit)........   (25,323)  38,209   29,784   22,502   8,552   6,376   5,846    1,327   2,300     (85,696)       3,877
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit).......  $ 68,772  $40,156  $32,150  $22,807  $9,085  $6,510  $6,254  $ 1,909  $2,452    $(85,696)    $104,399
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Statement of
Operations
Information for
the Three Months
Ended March 31,
2000 (unaudited)
Net revenues.....  $    --   $ 8,720  $ 4,670  $ 3,967  $1,772  $  --   $  --   $   --   $  124    $    (29)    $ 19,224
Cost of revenues,
excluding
depreciation.....       768    3,545    2,091    1,234     756       4      83        6     135         (29)       8,593
Selling, general
and
administrative
expenses.........     5,173      228      129      171     144      19      22      --        2         --         5,888
Depreciation
expense..........        74      521      326      108      66      36      48       30      34         --         1,243
Amortization of
goodwill and
intangibles......       --       219      276      244      51     114      99       36      30         --         1,069
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Operating income
 (loss)..........    (6,015)   4,207    1,848    2,210     755    (173)   (252)     (72)    (77)        --         2,431
Interest income
(expense), net...    (3,462)      (5)     --       --       (2)     (3)    --       --      --          --        (3,472)
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Loss before
 income tax
 expense.........    (9,477)   4,202    1,848    2,210     753    (176)   (252)     (72)    (77)        --        (1,041)
Income tax
expense..........       --      (150)     --       --      --      --      --       --      --          --          (150)
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Net income
 (loss)..........  $ (9,477) $ 4,052  $ 1,848  $ 2,210  $  753  $ (176) $ (252) $   (72) $  (77)   $    --      $ (1,191)
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Cash Flow
Information for
the Three Months
Ended March 31,
2000 (unaudited)
Cash flows
provided by (used
in) operating
activities.......  $  1,002  $   970  $ 1,254  $   123  $   15  $   43  $  (32) $     6  $  (83)   $    --      $  3,298
Cash flows
provided by (used
in) investing
activities.......      (330)    (869)  (1,209)     (82)     (4)      2      (1)     --        1         --        (2,492)
Cash flows
provided by (used
in) financing
activities.......       256       (4)     (10)     --      (13)    (32)    --        (6)    --          --           191
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
Net increase
(decrease) in
cash and cash
equivalents......       928       97       35       41      (2)     13     (33)     --      (82)        --           997
Cash and cash
equivalents at
the beginning of
period...........       386      (49)      91       14     --      (10)     33      --       82         --           547
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
Cash and cash
equivalents at
the end of
period...........  $  1,314  $    48  $   126  $    55  $   (2) $    3  $  --   $   --   $  --     $    --      $  1,544
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three months ended March 31, 2000 and the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

VIALOG Corporation

 Results of Operations

  The Company was incorporated on January 1, 1996. On November 12, 1997, the Company consummated agreements to acquire six private conference service bureaus, all of which became wholly-owned subsidiaries of the Company. Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it were related to the original acquisitions. On February 10, 1999, the Company completed an initial public offering of its common stock and contemporaneously acquired three private conference service bureaus, all of which became wholly-owned subsidiaries of the Company.

  Net revenues. Net revenues increased approximately $3.3 million, or 21%, from $15.9 million to $19.2 million for the three months ended March 31, 1999 and 2000, respectively. The increase was primarily due to increased call volumes for audio and video conferencing services as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston center's net revenues of $2.4 million, or 38%, from $6.3 million to $8.7 million for the three months ended March 31, 1999 and 2000, respectively, which consisted of increased sales of conferencing services to predominantly existing customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery operating center's net revenues of $576,000, which was primarily attributable to increased audioconferencing services to existing customers and new customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (iii) an increase of $1.6 million relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, resulting in a partial period of operations included in the three months ended March 31, 1999, and (iv) a decrease of $1.3 million relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999 and the related traffic transitioned to other operating centers.

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

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $960,000, or 13%, from $7.6 million to $8.6 million for the three months ended March 31, 1999 and 2000, respectively, but decreased as a percentage of revenue from 48.1% to 44.7% for the three months ended March 31, 1999 and 2000, respectively. The dollar increase was primarily attributable to (i) an increase in the Reston center's cost of revenues, excluding depreciation, of $679,000, or 24%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and the transitioning of traffic from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery center's cost of revenues, excluding depreciation, of $278,000 resulting from increased staffing and operations-related costs associated with increased call volumes, and the transitioning of traffic from the consolidation of other operating centers, (iii) an increase of $675,000 relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, and (iv) a decrease of $685,000 relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million, or 23%, from $4.8 million to $5.9 million, for the three months ended March 31, 1999 and 2000, respectively. The increase was primarily attributable to (i) an increase in selling expense of $276,000 related to increases in personnel, commissions and related expenses associated with higher sales volume, and (ii) an increase of $822,000 related to increased staffing costs such as compensation, benefits and travel expenses as well as outside services in the general and administrative area.

  Depreciation and amortization expense. Depreciation and amortization expense increased $601,000 from approximately $1.7 million to approximately $2.3 million for the three months ended March 31, 1999 and 2000, respectively. The increase was primarily due to additions to property and equipment throughout 1999 and 2000 as well as the additional property and equipment purchased in connection with the acquisition of the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999. In addition, amortization of goodwill and intangibles increased $239,000 which represents amortization expense related to the three operating centers acquired on February 10, 1999.

  Interest expense, net. Interest expense, net increased $101,000 from $3.4 million to $3.5 million for the three months ended March 31, 1999 and 2000, respectively. The increase was primarily due to the following: (i) an increase of $124,000 in interest expense related to the Company's revolving credit facility, (ii) an increase of $7,000 in non-cash interest expense related to the amortization of deferred debt issuance costs and (iii) decreased interest income of approximately $30,000 due to reduced cash balances.

 Liquidity and Capital Resources

  The Company generated positive net cash flows of approximately $1.0 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999. Included in the cash flows for the three months ended March 31, 1999 was approximately $4.3 million related to the excess of the proceeds from the initial public offering over the acquisitions of the three operating centers acquired on February 10, 1999. For the three months ended March 31, 2000, the Company generated positive cash flows from operations of $3.3 million. Cash used in investing activities of $2.5 million for the three months ended March 31, 2000 represents the acquisition of property and equipment. Cash provided by financing activities of $191,000 for the three months ended March 31, 2000 includes, among other items, $799,000 related to advances on the Company's line of credit facility as well as payments on the Company's term loans of approximately $580,000.

  On November 12, 1997, the Company completed a private placement of $75.0 million of senior notes. The senior notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The senior notes are guaranteed by the operating centers and mature on November 15, 2001. The senior notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding senior notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At March 31, 2000, the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company closed a two year, $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. The senior credit facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $4.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the operating centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the operating centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio and minimum net worth level. At March 31, 2000, the Company was in compliance with such ratios and tests. As of March 31, 2000, the Company had outstanding approximately $750,000 on the term loan; $3.4 million on the equipment term loan; and $5.6 million on the revolving loan.

  The Company anticipates that its cash flows from operations, supplemented by borrowings will meet or exceed its working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months. The Company expects to meet its longer term liquidity requirements through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  On April 7, 2000, Vialog received a signed joint commitment letter and attached summary of terms from two major banks relating to a proposed $75 million new senior secured term loan and revolving credit facility. The closing under the New Credit Facility is subject to certain conditions, including completion and execution of definitive documentation, and accordingly there can be no assurance that the New Credit Facility will become available.

  On May 3, 2000, the Company commenced an offer to exchange an aggregate of $58.5 million in cash and an aggregate of 165,000 newly issued shares of a new class of convertible preferred stock, par value $0.01 per share, stated value $100.00, for all of the Company's $75 million 12 3/4% Series B senior notes due November 15, 2001, or $780 in cash and 2.2 shares of preferred stock for each $1,000 principal amount of senior notes tendered in the exchange offer. The preferred stock will be convertible into shares of common stock, $0.01 par value per share, of the Company as described in the Company's Offering Memorandum and Solicitation Document. Exchange of the senior notes is subject to certain conditions including: (a) the valid tender of at least 95% of the principal amount of the senior notes; and (b) the availability of at least $75 million of new bank financing on the effective date of the exchange offer.

  The Company is highly leveraged at March 31, 2000. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

Results of Operations--Combined Operating Centers and VIALOG Corporation

  The following unaudited combined data of the operating centers on an historical basis are derived from the respective unaudited financial statements. Such data includes the results of operations for all of the Company's operating centers assuming the acquisition of the three private conference service bureaus occurred on January 1, 1999, but excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented.

                                                   Three Months Ended March
                                                              31,
                                                  ----------------------------
                                                      1999           2000
                                                  -------------  -------------
                                                           ($000's)
   Net revenues.................................. $17,792 100.0% $19,224 100.0%
   Cost of revenues, excluding depreciation......   8,279  46.5%   8,593  44.7%

  Net revenues. Net revenues increased $1.4 million, or 8%, from combined net revenues of $17.8 million in 1999 to combined net revenues of $19.2 million in 2000. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of this increase were (i) an increase in the Reston center's net revenues of $2.4 million, or 38%, from $6.3 million to $8.7 million, for the three months ended March 31, 1999 and 2000, respectively, which consisted of increased sales of conferencing services to predominantly existing customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery operating center's net revenues of $576,000 which was primarily attributable to increased audioconferencing services to existing customers and new customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (iii) an increase in the Chanhassen operating center's net revenues of $1.5 million related to increased audioconferencing services to existing and new customers, and (iv) a decrease of $3.1 million relating to the consolidation of the Houston, Palm Springs, Oradell and Danbury operating centers, all of which were closed during the third and fourth quarters of 1999.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation for the three months ended March 31, 2000 increased $314,000, or 4%, from cost of revenues, excluding depreciation for the three months ended March 31, 1999, but decreased as a percentage of revenue from 46.5% to 44.7% for the three months ended March 31, 1999 and 2000, respectively. The dollar increase was primarily attributable to (i) an increase in the Reston operating center's cost of revenues, excluding depreciation of $679,000, or 24%, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes, and the transitioning of traffic from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery center's cost of revenues, excluding depreciation of $278,000 resulting from increased staffing and operations-related costs associated with increased call volumes, and the transitioning of traffic from the consolidation of other operating centers, (iii) an increase in the Chanhassen operating center's cost of revenues, excluding depreciation of $543,000 related to increased telecommunications costs associated with increased call volumes as well as increased operating costs due to increased staffing to support current and projected revenue growth, and (iv) a decrease of $1.2 million relating to the consolidation of the Houston, Palm

Springs, Oradell and Danbury operating centers, all of which were closed during the third and fourth quarters of 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in 2001, in accordance with SFAS No. 137 which deferred the effective date of SFAS 133. The Company does not anticipate the adoption of this standard will have a material impact on the Company's consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance, as amended by SAB 101A, no later than the first quarter of fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore does not anticipate its adoption will have a material impact on the Company's financial condition, results of operations or cash flows.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company expects that the adoption of this Interpretation will not have a material impact on its financial position, results of operations or cash flows.

Cautionary Statements for Forward Looking Information

  Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position, results of operations and Year 2000 compliance. These forward looking statements are based on current expectations. Certain factors have been identified by the Company which could cause the Company's actual results to differ materially from expected and historical results. These factors are discussed in the Safe Harbor for Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1999, and should be read in conjunction with this Form 10-Q.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  The Company is not currently a party to any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

  Exhibit 11(a)--Calculation of Shares Used in Determining Net Loss Per Share

  Exhibit 27--Financial Data Schedule

  (b) Reports on Form 8-K.

  A report on Form 8-K was filed on March 6, 2000 to report that the Company had received signed lock-up agreements from the holders of approximately 80% of the aggregate principal amount of its 12 3/4% senior notes due 2001 under which, subject to the Company's obtaining favorable senior credit financing, such noteholders would exchange their existing notes for cash and newly issued convertible preferred stock of the Company.

  A report on Form 8-K was filed on May 4, 2000 to report that the Company commenced an offer to exchange an aggregate of $58.5 million in cash and an aggregate of 165,000 newly issued shares of a new class of convertible preferred stock, par value $0.01 per share, stated value $100.00, for all of the Company's $75 million 12 3/4% Series B senior notes due November 15, 2001, or $780 in cash and 2.2 shares of preferred stock for each $1,000 principal amount of senior notes tendered in the exchange offer. The preferred stock will be convertible into shares of common stock, $0.01 par value per share, of the Company as described in an Offering Memorandum and Solicitation Document dated May 3, 2000. The exchange offer will expire at 5:00 p.m., New York City time on June 1, 2000, unless extended. Exchange of the senior notes is subject to certain conditions including: (a) the valid tender of at least 95% of the principal amount of the senior notes; and (b) the availability of at least $75 million of new bank financing on the effective date of the exchange offer.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000                        VIALOG Corporation (Registrant)

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

                                 EXHIBIT INDEX

                                                                            Page
                                                                            ----
11(a)--Calculation of Shares Used in Determining Net Loss Per Share........  18