Form 10-Q
period 2000-06-30
VIALOG CORP
filed 2000-08-14
CIK 1016601

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

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                32 Crosby Drive
                         Bedford, Massachusetts 01730
         (Address of principal executive offices, including Zip Code)

                                (781) 761-6200
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  At August 9, 2000 the registrant had outstanding an aggregate of 9,486,438 shares of its Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIALOG CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets at December 31, 1999 and June 30, 2000
   (Unaudited)............................................................     3

  Consolidated Statements of Operations (Unaudited) for the Three and Six
   Months Ended June 30, 1999 and 2000....................................     4

  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 1999 and 2000...........................................     5

  Notes to Consolidated Financial Statements (Unaudited)..................   6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................. 10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk........    15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    16

Item 4. Submission of Matters to a Vote of Security Holders...............    16

Item 6. Exhibits and Reports on Form 8-K..................................    16

Signatures................................................................    18

Exhibit Index.............................................................    19

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $    547    $    481
  Accounts receivable, net of allowance for doubtful
   accounts of $579 and $621 in 1999 and 2000,
   respectively.......................................     11,637      17,538
  Prepaid expenses....................................        435         498
  Other current assets................................        310         460
                                                         --------    --------
    Total current assets..............................     12,929      18,977
Property and equipment, net...........................     17,814      19,552
Deferred debt issuance costs..........................      3,801       3,328
Goodwill and intangible assets, net...................     64,094      62,060
Other assets..........................................        583       1,001
                                                         --------    --------
    Total assets......................................   $ 99,221    $104,918
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit............................   $  4,770    $  6,415
  Current portion of long-term debt...................      2,332       3,261
  Accounts payable....................................      5,216      10,634
  Accrued interest expense............................      1,215       1,215
  Accrued expenses and other liabilities..............      3,319       2,365
                                                         --------    --------
    Total current liabilities.........................     16,852      23,890
Long-term debt, less current portion..................     75,827      76,794
Other long-term liabilities...........................      1,499       1,403
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding............        --          --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized;
   issued: 9,144,200 and 9,481,733 shares in 1999 and
   2000, respectively; outstanding: 9,133,569 and
   9,471,102 shares in 1999 and 2000, respectively....         91          95
  Additional paid-in capital..........................     45,602      45,664
  Accumulated deficit.................................    (40,603)    (42,881)
  Treasury stock, at cost; 10,631 shares..............        (47)        (47)
                                                         --------    --------
    Total stockholders' equity........................      5,043       2,831
                                                         --------    --------
    Total liabilities and stockholders' equity........   $ 99,221    $104,918
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
Net revenues...................... $  18,031  $  19,398  $  33,913  $  38,622
Cost of revenues, excluding
 depreciation.....................     8,251      8,497     15,884     17,090
Selling, general and
 administrative expense...........     6,649      5,867     11,483     11,755
Depreciation expense..............     1,019      1,345      1,900      2,588
Amortization of goodwill and
 intangibles......................       999      1,042      1,829      2,111
Non-recurring charge..............     2,982        --       2,982        --
                                   ---------  ---------  ---------  ---------
  Operating income (loss).........    (1,869)     2,647       (165)     5,078
Interest expense, net.............    (3,339)    (3,559)    (6,710)    (7,031)
                                   ---------  ---------  ---------  ---------
  Loss before income tax expense..    (5,208)      (912)    (6,875)    (1,953)
Income tax expense................       --        (175)       (50)      (325)
                                   ---------  ---------  ---------  ---------
  Net loss........................ $  (5,208) $  (1,087) $  (6,925) $  (2,278)
                                   =========  =========  =========  =========
Net loss per share--basic and
 diluted.......................... $   (0.61) $   (0.12) $   (0.97) $   (0.25)
                                   =========  =========  =========  =========
Weighted average shares
 outstanding--basic and diluted... 8,562,249  9,373,226  7,140,146  9,271,128
                                   =========  =========  =========  =========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
Cash flows from operating activities:
 Net loss................................................... $ (6,925) $(2,278)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation..............................................    1,900    2,588
  Amortization of goodwill and intangibles..................    1,829    2,111
  Amortization of debt issuance costs and debt discount.....    1,574    1,616
  Provision for doubtful accounts...........................      169      265
  Compensation expense for issuance of common stock and
   options..................................................       52      --
  Non-cash portion of non-recurring charge..................      797      --
 Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable.......................................   (2,316)  (6,166)
  Prepaid expenses and other current assets.................     (363)    (213)
  Other assets..............................................      525     (505)
  Accounts payable..........................................     (838)   5,418
  Accrued expenses..........................................    1,829     (676)
  Other long-term liabilities...............................    1,125     (119)
                                                             --------  -------
    Cash flows provided by (used in) operating activities...     (642)   2,041
                                                             --------  -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........  (29,095)     --
 Additions to property and equipment........................   (4,310)  (4,581)
                                                             --------  -------
    Cash flows used in investing activities.................  (33,405)  (4,581)
                                                             --------  -------
Cash flows from financing activities:
 Advances on line of credit, net............................    2,112    1,645
 Proceeds from issuance (payments) of long-term debt, net...     (871)   1,352
 Proceeds from issuance of common stock.....................   33,420       66
 Deferred offering costs....................................      596      --
 Deferred debt issuance costs...............................      (16)    (589)
                                                             --------  -------
    Cash flows provided by financing activities.............   35,241    2,474
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........    1,194      (66)
Cash and cash equivalents at beginning of period............      232      547
                                                             --------  -------
Cash and cash equivalents at end of period.................. $  1,426  $   481
                                                             ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.................................................. $  5,142  $ 5,137
                                                             ========  =======
  Taxes..................................................... $    --   $    23
                                                             ========  =======
Acquisitions of businesses:
 Assets acquired............................................ $ 31,041  $   --
 Liabilities assumed and issued.............................   (1,855)     --
 Common stock issued........................................      --       --
                                                             --------  -------
 Cash paid..................................................   29,186      --
 Less cash acquired.........................................      (91)     --
                                                             --------  -------
    Net cash paid for acquisitions of businesses............ $ 29,095  $   --
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and six months ended June 30, 2000 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(5) Long-Term Debt

  Long-term debt consists of the following:

                                                                         June
                                                           December 31,   30,
                                                               1999      2000
                                                           ------------ -------
                                                                 ($000's)
   12 3/4% Senior Notes payable, due November 15, 2001,
    net of unamortized discount of $2,027 and $1,484,
    respectively..........................................   $72,973    $73,517
   Term loans.............................................     4,655      6,221
   Capitalized lease obligations..........................       525        317
   Other long-term debt...................................         6        --
                                                             -------    -------
     Total long-term debt.................................    78,159     80,055
     Less current portion.................................     2,332      3,261
                                                             -------    -------
     Total long-term debt, less current portion...........   $75,827    $76,794
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

(6) Net Loss Per Share

  As the Company was in a net loss position for the three and six months ended June 30, 1999 and 2000, common stock equivalents of 1,475,073, 943,284, 1,573,254 and 1,095,070 for the three months ended June 30, 1999 and 2000 and the six months ended June 30, 1999 and 2000, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three and six months ended June 30, 1999 and 2000 is the same as basic net loss per share and, therefore, has not been presented separately.

(7) Non-recurring Charges

  During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Operating Center as well as other Operating Centers. During the three and six months ended June 30, 2000, the Company paid out approximately $51,000 and $76,000, respectively, related to rental costs on the Atlanta facility. At June 30, 2000, approximately $368,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the remaining rental commitment on the Atlanta facility.

  During the second quarter of 1999, the Company incurred a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with the closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and plans to combine its Cambridge Operating Center with its corporate offices during the third quarter of 2000. During the three and six months ended June 30, 2000, the Company paid out approximately $304,000 and $625,000, respectively, related primarily to personnel reductions and facility closings, and wrote off approximately $196,000 of leasehold improvements related to the corporate offices. At June 30, 2000, approximately $775,000 of the original accrual for the non-recurring charge was remaining for estimated costs in accordance with the terms of the original restructuring plan.

(8) Officer Resignation

  Selling, general and administrative expenses for the three and six months ended June 30, 1999 include approximately $1.2 million in increased operating expenses due to costs associated with the departure of the Company's former Chief Executive Officer and other management staff. During the three and six months ended June 30, 2000, the Company paid out approximately $78,000 and $174,000, respectively, of such costs. At June 30, 2000, approximately $41,000 of the original accrual was remaining for estimated future obligations.

(9) Supplemental Consolidating Condensed Financial Information

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the six months ended June 30, 2000. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                    VIALOG             Call
                    Corp.    Access   Points    ABCC     TCC     ABCI    CPI    Americo   CDC    Eliminations Consolidated
                   --------  -------  -------  -------  ------  ------  ------  -------  ------  ------------ ------------
                                                              ($000's)
Balance Sheet
Information as of
June 30, 2000
(unaudited)
Total current
assets...........  $(29,149) $21,908  $12,068  $ 8,929  $5,527  $  703  $   41  $(1,196) $  146    $    --      $ 18,977
Property and
equipment, net...     1,401    8,357    5,734    2,134     837     288     277      467      57         --        19,552
Investment in
subsidiaries.....    86,307      --       --       --      --      --      --       --      --      (86,307)         --
Goodwill and
intangible
assets, net......       --    13,448   16,083   13,930   3,429   5,275   5,356    2,444   2,095         --        62,060
Other assets.....     3,923      248       67       22      10       3     --        50       6         --         4,329
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Total assets....  $ 62,482  $43,961  $33,952  $25,015  $9,803  $6,269  $5,674  $ 1,765  $2,304    $(86,307)    $104,918
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Current
liabilities......  $ 20,008  $ 1,460  $ 1,377  $   250  $  334  $   (2) $  229  $   141  $   93    $    --      $ 23,890
Long-term debt,
excluding current
portion..........    76,789      --       --       --        5     --      --       --      --          --        76,794
Other
liabilities......        95      225      613      --      --       40      53      377     --          --         1,403
Stockholders'
equity
(deficit)........   (34,410)  42,276   31,962   24,765   9,464   6,231   5,392    1,247   2,211     (86,307)       2,831
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit).......  $ 62,482  $43,961  $33,952  $25,015  $9,803  $6,269  $5,674  $ 1,765  $2,304    $(86,307)    $104,918
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Statement of
Operations
Information for
the Six Months
Ended June 30,
2000 (unaudited)
Net revenues.....  $    --   $17,299  $ 9,691  $ 7,964  $3,534  $  --   $  --   $   --   $  243    $   (109)    $ 38,622
Cost of revenues,
excluding
depreciation.....     1,695    7,145    4,162    2,523   1,323       4      83       19     245        (109)      17,090
Selling, general
and
administrative
expenses.........    10,405      419      278      277     288      24      23      --       41         --        11,755
Depreciation
expense..........       175    1,085      674      211     151      73      96       60      63         --         2,588
Amortization of
goodwill and
intangibles......       --       434      552      480     102     213     198       72      60         --         2,111
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Operating income
 (loss)..........   (12,275)   8,216    4,025    4,473   1,670    (314)   (400)    (151)   (166)        --         5,078
Interest income
(expense), net...    (7,014)      (5)       1      --       (5)     (7)    --        (1)    --          --        (7,031)
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
Income (loss)
 before income tax
 expense.........   (19,289)   8,211    4,026    4,473   1,665    (321)   (400)    (152)   (166)        --        (1,953)
Income tax
expense..........       --      (325)     --       --      --      --      --       --      --          --          (325)
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
 Net income
 (loss)..........  $(19,289) $ 7,886  $ 4,026  $ 4,473  $1,665  $ (321) $ (400) $  (152) $ (166)   $    --      $ (2,278)
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========
Cash Flow
Information for
the Six Months
Ended June 30,
2000 (unaudited)
Cash flows
provided by (used
in) operating
activities.......  $ (1,850) $ 1,763  $ 2,023  $    99  $   33  $   65  $  (27) $    15  $  (80)   $    --      $  2,041
Cash flows
provided by (used
in) investing
activities.......      (950)  (1,668)  (1,844)    (110)     (7)    --      --       --       (2)        --        (4,581)
Cash flows
provided by (used
in) financing
activities.......     2,688       (6)     (56)     --      (27)   (104)     (6)     (15)    --          --         2,474
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
Net increase
(decrease) in
cash and cash
equivalents......      (112)      89      123      (11)     (1)    (39)    (33)     --      (82)        --           (66)
Cash and cash
equivalents at
the beginning of
period...........       386      (49)      91       14     --      (10)     33      --       82         --           547
                   --------  -------  -------  -------  ------  ------  ------  -------  ------    --------     --------
Cash and cash
equivalents at
the end of
period...........  $    274  $    40  $   214  $     3  $   (1) $  (49) $  --   $   --   $  --     $    --      $    481
                   ========  =======  =======  =======  ======  ======  ======  =======  ======    ========     ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with The financial statements and footnotes for the three and six months ended June 30, 2000 and the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

  Net revenues. Net revenues increased approximately $1.4 million, or 8%, from $18.0 million to $19.4 million for the three months ended June 30, 1999 and 2000, respectively, and increased $4.7 million, or 14%, from $33.9 million to $38.6 million for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily due to increased call volumes for audio and video conferencing services as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston center's net revenues of $2.1 million and $4.4 million for the three and six months ended June 30, 2000, respectively, which consisted of increased sales of conferencing services to predominantly existing customers as well as the transitioned traffic resulting from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery operating center's net revenues of $935,000 and $1.4 million for the three and six months ended June 30, 2000, respectively, which was primarily attributable to increased audioconferencing services to existing customers and new customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (iii) a net decrease of $276,000 for the three months ended June 30, 2000 and an increase of $1.4 million for the six months ended June 30, 2000, relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, resulting in a partial period of operations included in the six months ended June 30, 1999, and (iv) a decrease of $1.3 million and $2.5 million for the three and six months ended June 30, 2000, respectively, relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999 and the related traffic transitioned to other operating centers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $246,000, or 3%, from $8.3 million to $8.5 million for the three months ended June 30, 1999 and 2000, respectively, and increased $1.2 million, or 8%, from $15.9 million to $17.1 million for the six months ended June 30, 1999 and 2000, respectively, but decreased as a percentage of revenue from 45.8% to 43.8% for the three months ended June 30, 1999 and 2000, respectively, and from 46.8% to 44.2% for the six months ended June 30, 1999 and 2000, respectively. The dollar increase was primarily due to
(i) an increase in the Reston center's cost of revenues, excluding depreciation, of $865,000 and $2.0 million for the three and six months ended June 30, 2000, respectively, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes as well as the transitioning of traffic from the consolidation of other operating centers, (ii) an increase of $98,000 for the three months ended June 30, 2000 and a net decrease of $148,000 for the six months ended June 30, 2000 in the combined Atlanta and Montgomery center's cost of revenues, excluding depreciation, which was attributable to the combination of long distance cost savings experienced as a result of migrating traffic to lower cost long distance service providers and increased staffing and operations-related costs associated with increased call volumes as well as the transitioning of traffic from the consolidation of other operating centers, (iii) an increase of $192,000 and $347,000 for the three and six months ended June 30, 2000, respectively, in information technology related costs and other technology infrastructure improvements, (iv) a net decrease of $256,000 for the three months ended June 30, 2000 and an increase of $272,000 for the six months ended June 30, 2000, relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, and (v) a decrease of $653,000 and $1.3 million for the three and six months ending June 30, 2000, respectively, relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower prices and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased $782,000, or 12%, from $6.6 million to $5.9 million for the three months ended June 30, 1999 and 2000, respectively, and increased $272,000, or 2%, from $11.5 million to $11.8 million, for the six months ended June 30, 1999 and 2000, respectively. The decrease for the three months ended June 30, 2000 and the modest increase for the six months ended June 30, 2000 were attributable to approximately $1.2 million in costs associated with the departure of the former Chief Executive Officer and other management staff which were included in the 1999 totals. The remaining increase was due to (i) an increase in selling expense of $189,000 and $465,000 for the three and six months ended June 30, 2000, respectively, related to increases in personnel, commissions and related expenses associated with higher sales volume, and (ii) an increase, excluding the $1.2 million charge noted above, of $229,000 and $1.0 million related to increased staffing costs such as compensation, benefits and travel expenses as well as outside services in the general and administrative area.

  Depreciation and amortization expense. Depreciation and amortization expense increased $369,000 from $2.0 million to $2.4 million for the three months ended June 30, 1999 and 2000, respectively, and increased $970,000 from $3.7 million to $4.7 million for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily due to additions to property and equipment throughout 1999 and 2000, as well as the additional property and equipment purchased in connection with the acquisition of the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999. In addition, amortization of goodwill and intangibles increased $43,000 and $282,000 for the three and six months ended June 30, 2000, respectively, which represents primarily amortization expense related to the three operating centers acquired on February 10, 1999.

  Non-recurring charge. The results for the three months ended June 30, 1999 include a non-recurring charge of approximately $3.0 million related to the consolidation of four of the Company's operating centers. The operating centers affected included Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and plans to combine its Cambridge operating center with its corporate offices during the third quarter of 2000. The non-recurring charge included (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the three and six months ended June 30, 2000, the Company paid out approximately $304,000 and $625,000, respectively, related primarily to personnel reductions and facility closings, and wrote off approximately $196,000 of leasehold improvements related to the corporate offices. At June 30, 2000, approximately $775,000 of the original accrual for the non-recurring charge was remaining for estimated costs in accordance with the terms of the original restructuring plan.

  Interest expense, net. Interest expense, net increased $220,000 from $3.3 million to $3.6 million for the three months ended June 30, 1999 and 2000, respectively, and increased $321,000 from $6.7 million to $7.0 million for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily due to the following: (i) an increase of $204,000 and $266,000 for the three and six months ended June 30, 2000, respectively, of interest expense related to the Company's revolving credit facility, (ii) an increase of $10,000 and $19,000 for the three and six months ended June 30, 2000, respectively, in non-cash interest expense related to the amortization of deferred debt issuance costs, and (iii) decreased interest income of approximately $6,000 and $36,000 for the three and six months ended June 30, 2000 due to reduced cash balances.

 Liquidity and Capital Resources

  The Company generated negative cash flows of $66,000 for the six months ended June 30, 2000 as compared to positive cash flows of $1.2 million for the six months ended June 30, 1999. Included in the cash flows for the six months ended June 30, 1999 was approximately $4.3 million related to the excess of the proceeds from the initial public offering over the acquisitions of the three operating centers acquired on February 10, 1999. For the six months ended June 30, 2000, the Company generated positive cash flows from operations of $2.0 million. Cash used in investing activities of $4.6 million for the six months ended June 30, 2000 represents the acquisition of property and equipment. Cash provided by financing activities of $2.5 million for the six months ended June 30, 2000 includes, among other items, $3.0 million related to advances under the Company's senior credit facility.

  On November 12, 1997, the Company completed a Private Placement of $75.0 million of senior notes. The senior notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The senior notes are guaranteed by the operating centers and mature on November 15, 2001. The senior notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding senior notes at 101% of the principal amount plus accrued interest and additional interest, if any. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At June 30, 2000, the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company closed a two year, $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. On May 10, 2000, certain terms of the credit facility were amended. The senior credit facility, as amended, provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or the Prime Rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the operating centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the operating centers. The Company is required to maintain compliance with certain financial ratios and tests, including a debt service coverage ratio, a minimum tangible net worth level and a minimum EBITDA level. At June 30, 2000, the Company was in compliance with such ratios and tests. As of June 30, 2000, the Company had outstanding $625,000 on the term loan; $5.6 million on the equipment term loan; and $6.4 million on the revolving loan.

  The Company anticipates that its cash flows from operations, supplemented by borrowings, will meet or exceed its working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months. The Company expects to meet its longer term liquidity requirements through a combination of working capital, cash flow from operations, borrowings, and future issuances of debt and/or equity securities. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  On May 3, 2000, the Company commenced an offer to exchange an aggregate of $58.5 million in cash and an aggregate of 165,000 newly issued shares of a new class of convertible preferred stock, par value $0.01 per share, stated value $100.00, for all of the Company's $75 million 12 3/4% Series B senior notes due November 15, 2001, or $780 in cash and 2.2 shares of preferred stock for each $1,000 principal amount of senior notes tendered in the exchange offer. The preferred stock will be convertible into shares of common stock, $0.01 par value per share, of the Company as described in the Company's Offering Memorandum and Solicitation Document. Exchange of the senior notes is subject to certain conditions including: (a) the valid tender of at least 95% of the principal amount of the senior notes; and (b) the availability of at least $75 million of new bank financing on the effective date of the exchange offer. Under the terms of supplements to the exchange offer, the Company has extended the expiration date of the exchange offer until September 15, 2000.

  On July 5, 2000, the Company received a signed joint commitment letter and attached summary of terms from two major banks with a commitment of $35 million towards a proposed $75 million new senior secured term loan and revolving credit facility. The two banks have committed to use their best efforts to underwrite the remaining balance of the proposed term loan and credit facility. Additionally, the Company is in continuing discussions with a number of parties to arrange the financing necessary to complete the exchange offer. The closing under the new credit facility is subject to certain conditions, including completion and execution of definitive documentation. There can be no assurance that the new credit facility will become available.

  The Company is highly leveraged at June 30, 2000. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Company is required to adopt this accounting guidance, as amended by SAB 101B, no later than the fourth quarter of fiscal year 2000. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, does not anticipate its adoption will have a material impact on the Company's financial condition, results of operations or cash flows.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation": an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company expects that the adoption of this Interpretation will not have a material impact on its financial position, results of operations or cash flows.

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

Qualitative and Quantitative Disclosures about Market Risk

  The Company is exposed to market risk primarily from interest rates on its $15.0 million credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility, as amended, provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the credit facility bear interest at the higher of 7% or the prime rate plus 1 1/2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility.

  The sensitivity analysis below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analysis presented does not consider any additional actions the Company may take to mitigate its exposure to such changes. The market changes, assumed to occur as of June 30, 2000, include a 50 basis point and a 100 basis point change in market interest rates. The hypothetical changes and assumptions may be different from what actually occurs in the future.

  As of June 30, 2000, the Company had no derivative financial instruments to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its revolving line of credit and its long-term obligations. As of June 30, 2000, approximately 14.6% of the Company's credit facility and long-term obligations were floating rate obligations. The detrimental effect on the Company's earnings of the hypothetical 50 basis point and 100 basis point increase in interest rates described above for the six months ended June 30, 2000 would be approximately $27,000 and $55,000, respectively, before income taxes.

  The Company does not have any other material market risk exposure.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  At the annual meeting of stockholders, held on June 29, 2000, the stockholders of the Company elected Kim A. Mayyasi and David L. Lougee as directors of the Company to hold office until the 2003 Annual Meeting of Stockholders. The nominees were elected with the following votes:

                                                                  Votes Withheld
   Election of Directors                                Votes For   or Opposed
   ---------------------                                --------- --------------
   Kim A. Mayyasi...................................... 7,919,402     23,141
   David L. Lougee..................................... 7,925,438     17,105

  There were no broker non-votes for this proposal.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

  Exhibit 11(a)--Calculation of Shares Used in Determining Net Loss Per Share

  Exhibit 27 - Financial Data Schedule

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

  A report on Form 8-K was filed on May 30, 2000 to report that the Company distributed a Supplemented Offering Memorandum and Solicitation Document, supplementing the Offering Memorandum and Solicitation Document dated May 3, 2000, pursuant to which the Company commenced an exchange offer for all of its outstanding $75 million 12 3/4% Series B senior notes due November 15, 2001. The purpose of the Supplemented Offering Memorandum is to inform offerees that the Company has extended the exchange offer until 5:00 p.m., New York City time on June 15, 2000. The Supplemented Offering Memorandum also provides offerees with updated financial information relating to the Company for the quarter ended March 31, 2000.

  A report on Form 8-K was filed on June 15, 2000 to report that the Company distributed a supplement to the Supplemented Offering Memorandum and Solicitation Document dated May 24, 2000, relating to the Company's exchange offer for all of its outstanding $75 million 12 3/4% Series B senior notes due November 15, 2001. The purpose of the supplement is to inform offerees that the date on which all shares of preferred stock offered in the exchange offer shall be redeemed, if not previously redeemed or converted, has been extended until the date seven and one-half years from the date of issuance. The supplement also informs offerees that the Company has extended the expiration date and withdrawal termination date of the exchange offer until 5:00 p.m., New York City time, on June 22, 2000.

  A report on Form 8-K was filed on June 30, 2000 to report that the Company distributed a second supplement to the Supplemented Offering Memorandum and Solicitation Document dated May 24, 2000, relating to the Company's exchange offer for all of its outstanding $75 million 12 3/4% Series B senior notes due November 15, 2001. The purpose of this supplement is to inform offerees that the Company has extended the expiration date and withdrawal termination date of the exchange offer until 5:00 p.m., New York City time, on July 31, 2000. This supplement also provides offerees with additional information regarding the Company's proposed $75 million new senior secured term loan and revolving credit facility. As previously anounced, the Company had originally received a joint commitment letter from two financial institutions relating to the new credit facility. However, due to current conditions in the credit market, these institutions informed the Company this week that they would use their best efforts to complete the financing. This supplement also extends the date by which the exchange offer must be completed until September 30, 2000.

  A report on Form 8-K was filed on August 1, 2000, to report that the Company has extended the expiration date of its exchange offer for all of its outstanding $75 million 12 3/4% senior notes due November 15, 2001 until 5:00 p.m., New York City time, on September 15, 2000. The Company also announced that it is in continuing discussions with a number of parties, including two major financial institiutions which the Company has been working with since earlier this year, to arrange the financing necessary to complete the exchange offer.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation
                                           (Registrant)
Date: August 14, 2000

                                                   /s/ Kim A. Mayyasi
                                          -------------------------------------
                                                      Kim A. Mayyasi,
                                               President and Chief Executive
                                                          Officer

                                                 /s/ Michael E. Savage
                                          -------------------------------------
                                                    Michael E. Savage,
                                               Senior Vice President and CFO
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                            Page
                                                                            ----
11(a)--Calculation of Shares Used in Determining Net Loss Per Share........  20