Form 10-Q
period 2000-09-30
VIALOG CORP
filed 2000-11-15
CIK 1016601

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

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  At November 10, 2000 the registrant had outstanding an aggregate of 9,721,005 shares of its Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIALOG CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets at December 31, 1999 and September 30, 2000
   (Unaudited)............................................................     3

  Consolidated Statements of Operations (Unaudited) for the Three and Nine
   Months Ended September 30, 1999 and 2000...............................     4

  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
   Ended September 30, 1999 and 2000......................................     5

  Notes to Consolidated Financial Statements (Unaudited)..................   6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................. 10-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    16

Item 6. Exhibits and Reports on Form 8-K..................................    16

Signatures................................................................    17

Exhibit Index.............................................................    18

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
                                                                   (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $    547     $  1,709
  Accounts receivable, net of allowance for doubtful
   accounts of $579 and $908 in 1999 and 2000,
   respectively.....................................     11,637       18,310
  Prepaid expenses..................................        435          456
  Other current assets..............................        310          383
                                                       --------     --------
    Total current assets............................     12,929       20,858
Property and equipment, net.........................     17,814       20,295
Deferred debt issuance costs........................      3,801        2,335
Goodwill and intangible assets, net.................     64,094       61,014
Other assets........................................        583        1,083
                                                       --------     --------
    Total assets....................................   $ 99,221     $105,585
                                                       ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit..........................   $  4,770     $  6,074
  Current portion of long-term debt.................      2,332        3,180
  Accounts payable..................................      5,216       11,255
  Accrued interest expense..........................      1,215        3,606
  Accrued expenses and other liabilities............      3,319        3,945
                                                       --------     --------
    Total current liabilities.......................     16,852       28,060
Long-term debt, less current portion................     75,827       76,658
Other long-term liabilities.........................      1,499        1,251
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000
   shares authorized; none issued and outstanding...        --           --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; issued: 9,144,200 and 9,572,518
   shares in 1999 and 2000, respectively;
   outstanding: 9,133,569 and 9,561,887 shares in
   1999 and 2000, respectively......................         91           96
  Additional paid-in capital........................     45,602       46,179
  Accumulated deficit...............................    (40,603)     (46,612)
  Treasury stock, at cost; 10,631 shares............        (47)         (47)
                                                       --------     --------
    Total stockholders' equity (deficit)............      5,043         (384)
                                                       --------     --------
    Total liabilities and stockholders' equity
     (deficit)......................................   $ 99,221     $105,585
                                                       ========     ========

          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per share data)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
Net revenues...................... $  17,002  $  19,165  $  50,915  $  57,787
Cost of revenues, excluding
 depreciation.....................     8,306      8,054     24,190     25,144
Selling, general and
 administrative expense...........     5,628      8,651     17,111     20,406
Depreciation expense..............     1,106      1,375      3,006      3,963
Amortization of goodwill and
 intangibles......................       999      1,047      2,828      3,158
Non-recurring charge..............       --         --       2,982        --
                                   ---------  ---------  ---------  ---------
  Operating income................       963         38        798      5,116
Interest expense, net.............    (3,391)    (3,569)   (10,101)   (10,600)
                                   ---------  ---------  ---------  ---------
  Loss before income tax expense..    (2,428)    (3,531)    (9,303)    (5,484)
Income tax expense................       (50)      (200)      (100)      (525)
                                   ---------  ---------  ---------  ---------
  Net loss........................ $  (2,478) $  (3,731) $  (9,403) $  (6,009)
                                   =========  =========  =========  =========
Net loss per share--basic and
 diluted.......................... $   (0.28) $   (0.39) $   (1.23) $   (0.64)
                                   =========  =========  =========  =========
Weighted average shares
 outstanding--basic and diluted... 8,739,225  9,496,301  7,627,620  9,341,200
                                   =========  =========  =========  =========




          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Nine Months
                                                             Ended September
                                                                   30,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
Cash flows from operating activities:
 Net loss................................................... $ (9,403) $(6,009)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................    3,006    3,963
  Amortization of goodwill and intangibles..................    2,828    3,158
  Amortization of debt issuance costs and debt discount.....    2,371    2,430
  Provision for doubtful accounts...........................      294      612
  Write-off of deferred financing costs.....................      --     1,710
  Compensation expense for issuance of common stock and
   options..................................................       52       31
  Non-cash portion of non-recurring charge..................      797      --
 Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
  Accounts receivable.......................................   (1,858)  (7,285)
  Prepaid expenses and other current assets.................      (81)     (94)
  Other assets..............................................      746     (443)
  Accounts payable..........................................     (694)   6,039
  Accrued expenses..........................................    3,844    2,365
  Other long-term liabilities...............................      860     (271)
                                                             --------  -------
    Cash flows provided by operating activities.............    2,762    6,206
                                                             --------  -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........  (29,095)     --
 Additions to property and equipment........................   (5,786)  (6,698)
                                                             --------  -------
    Cash flows used in investing activities.................  (34,881)  (6,698)
                                                             --------  -------
Cash flows from financing activities:
 Advances on line of credit, net............................    1,531    1,304
 Proceeds from issuance (payments) of long-term debt, net...   (1,327)     863
 Proceeds from issuance of common stock.....................   33,664      551
 Deferred offering costs....................................      596      --
 Deferred debt issuance costs...............................      (44)  (1,064)
                                                             --------  -------
    Cash flows provided by financing activities.............   34,420    1,654
                                                             --------  -------
Net increase in cash and cash equivalents...................    2,301    1,162
Cash and cash equivalents at beginning of period............      232      547
                                                             --------  -------
Cash and cash equivalents at end of period.................. $  2,533  $ 1,709
                                                             ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.................................................. $  5,351  $ 5,787
                                                             ========  =======
  Taxes..................................................... $    --   $    62
                                                             ========  =======
Acquisitions of businesses:
 Assets acquired............................................ $ 31,041  $   --
 Liabilities assumed and issued.............................   (1,855)     --
 Common stock issued........................................      --       --
                                                             --------  -------
 Cash paid..................................................   29,186      --
 Less cash acquired.........................................      (91)     --
                                                             --------  -------
    Net cash paid for acquisitions of businesses............ $ 29,095  $   --
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the three and nine months ended September 30, 2000 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(5) Long-Term Debt

  Long-term debt consists of the following:

                                                   December 31, September 30,
                                                       1999         2000
                                                   ------------ -------------
                                                            ($000's)
   12 3/4% Senior Notes payable, due November 15,
    2001, net of unamortized discount of $2,027
    and $1,211, respectively......................   $72,973       $73,789
   Term loans.....................................     4,655         5,814
   Capitalized lease obligations..................       525           235
   Other long-term debt...........................         6           --
                                                     -------       -------
     Total long-term debt.........................    78,159        79,838
     Less current portion.........................     2,332         3,180
                                                     -------       -------
     Total long-term debt, less current portion...   $75,827       $76,658
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

(6) Net Loss Per Share

  As the Company was in a net loss position for the three and nine months ended September 30, 1999 and 2000, common stock equivalents of 1,188,783, 1,380,775, 1,445,097 and 1,190,305 for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share for the three and nine months ended September 30, 1999 and 2000 is the same as basic net loss per share and, therefore, has not been presented separately.

(7) Non-recurring Charges

  During the third quarter of 1998, the Company incurred a $1.2 million non-recurring charge related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Operating Center as well as other Operating Centers. During the three and nine months ended September 30, 2000, the Company paid out approximately $25,000 and $101,000, respectively, related to rental costs on the Atlanta facility. At September 30, 2000, approximately $342,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the remaining rental commitment on the Atlanta facility.

  During the second quarter of 1999, the Company incurred a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with the closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and combined its Cambridge Operating Center with its corporate offices during the third quarter of 2000. During the three and nine months ended September 30, 2000, the Company paid out approximately $198,000 and $823,000, respectively, related primarily to personnel reductions and facility closings, and wrote off approximately $196,000 of leasehold improvements related to the corporate offices. At September 30, 2000, approximately $578,000 of the original accrual for the non-recurring charge was remaining for estimated costs in accordance with the terms of the original restructuring plan.

(8) Subsequent Event--Merger Agreement with Genesys S.A.

  On October 2, 2000, the Company entered into a definitive merger agreement with Genesys S.A., a corporation organized under the laws of France ("Genesys Conferencing"), pursuant to which Genesys Conferencing will acquire the Company. As part of the transaction, Genesys Conferencing will apply for listing on the Nasdaq stock market of American Depositary Shares (ADSs) representing its underlying ordinary shares that the Company's shareholders will be entitled to receive pursuant to the merger. To effect the acquisition, the merger agreement provides that the Company's shareholders will receive the ADS equivalent of 0.2563 of a Genesys Conferencing ordinary share in exchange for each share of the Company's common stock, subject to a "collar," which provides that the Company's shareholders could receive the ADS equivalent of between 0.2183 Genesys Conferencing ordinary shares and 0.3352 Genesys Conferencing ordinary shares for each Company share depending on the Genesys Conferencing share price at the closing of the acquisition as determined in accordance with the merger agreement. Based on the recent closing prices of Genesys Conferencing's ordinary shares, (i) the transaction is valued at approximately $241 million, or approximately $90 million in the Company's debt plus $13.26 per Company share, and (ii) the Company's shareholders would own approximately 21 percent of Genesys Conferencing upon the closing of the acquisition. The closing of the acquisition, which is expected to occur in the first quarter of 2001, is subject to the approval of the Company's shareholders, the approval of the issuance of the new Genesys Conferencing shares underlying the ADSs by Genesys Conferencing's shareholders, the listing of the ADSs on the Nasdaq Stock Market and other customary closing conditions. The merger agreement also provides that under certain circumstances, the Company will pay Genesys Conferencing a $5.25 million fee if the merger agreement is terminated.

(9) Supplemental Consolidating Condensed Financial Information

  The 12 3/4% Senior Notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the nine months ended September 30, 2000. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                    VIALOG             Call
                    Corp.    Access   Points    ABCC      TCC     ABCI    CPI    Americo   CDC    Eliminations Consolidated
                   --------  -------  -------  -------  -------  ------  ------  -------  ------  ------------ ------------
                                                              ($000's)
Balance Sheet
Information as of
September 30,
2000 (unaudited)
Total current
assets...........  $(35,691) $25,798  $13,848  $11,415  $ 6,034  $  636  $ (102) $(1,255) $  175    $    --      $ 20,858
Property and
equipment, net...     1,391    8,730    6,359    2,026      829     252     229      437      42         --        20,295
Investment in
subsidiaries.....    86,307      --       --       --       --      --      --       --      --      (86,307)         --
Goodwill and
intangible
assets, net......       --    13,234   15,807   13,689    3,378   5,176   5,256    2,409   2,065         --        61,014
Other assets.....     3,014      253       67       22        7     --      --        49       6         --         3,418
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Total assets....  $ 55,021  $48,015  $36,081  $27,152  $10,248  $6,064  $5,383  $ 1,640  $2,288    $(86,307)    $105,585
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Current
liabilities......  $ 24,584  $ 1,810  $   746  $   398  $   298  $  (51) $   92  $   139  $   44    $    --      $ 28,060
Long-term debt,
excluding current
portion..........    76,654      --       --       --         4     --      --       --      --          --        76,658
Other
liabilities......        45      229      591      --       --       20      46      320     --          --         1,251
Stockholders'
equity
(deficit)........   (46,262)  45,976   34,744   26,754    9,946   6,095   5,245    1,181   2,244     (86,307)        (384)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit).......  $ 55,021  $48,015  $36,081  $27,152  $10,248  $6,064  $5,383  $ 1,640  $2,288    $(86,307)    $105,585
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Statement of
Operations
Information for
the Nine Months
Ended September
30, 2000
(unaudited)
Net revenues.....  $    --   $25,490  $15,449  $11,703  $ 4,897  $  --   $  --   $   --   $  413    $   (165)    $ 57,787
Cost of revenues,
excluding
depreciation.....     2,522   10,213    6,346    3,812    1,987       4      83       19     323        (165)      25,144
Selling, general
and
administrative
expenses.........    18,273      829      444      387      383      24      23      --       43         --        20,406
Depreciation
expense..........       279    1,682    1,027      322      220     109     144       90      90         --         3,963
Amortization of
goodwill and
intangibles......       --       650      828      720      153     312     297      108      90         --         3,158
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Operating income
 (loss)..........   (21,074)  12,116    6,804    6,462    2,154    (449)   (547)    (217)   (133)        --         5,116
Interest income
(expense), net...   (10,583)      (5)       4      --        (7)     (8)    --        (1)    --          --       (10,600)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Income (loss)
 before income
 tax expense.....   (31,657)  12,111    6,808    6,462    2,147    (457)   (547)    (218)   (133)        --        (5,484)
Income tax
expense..........       --      (525)     --       --       --      --      --       --      --          --          (525)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Net income
 (loss)..........  $(31,657) $11,586  $ 6,808  $ 6,462  $ 2,147  $ (457) $ (547) $  (218) $ (133)   $    --      $ (6,009)
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Cash Flow
Information for
the Nine Months
Ended September
30, 2000
(unaudited)
Cash flows
provided by (used
in) operating
activities.......  $     86  $ 2,781  $ 3,132  $   104  $   108  $   73  $  (27) $    17  $  (68)   $    --      $  6,206
Cash flows used
in investing
activities.......    (1,043)  (2,638)  (2,822)    (113)     (68)    --      --       --      (14)        --        (6,698)
Cash flows
provided by (used
in) financing
activities.......     1,950       (8)    (114)     --       (39)   (112)     (6)     (17)    --          --         1,654
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
Net increase
(decrease) in
cash and cash
equivalents......       993      135      196       (9)       1     (39)    (33)     --      (82)        --         1,162
Cash and cash
equivalents at
the beginning of
period...........       386      (49)      91       14      --      (10)     33      --       82         --           547
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
Cash and cash
equivalents at
the end of
period...........  $  1,379  $    86  $   287  $     5  $     1  $  (49) $  --   $   --   $  --     $    --      $  1,709
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three and nine months ended September 30, 2000 and the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

  Net revenues. Net revenues increased approximately $2.2 million, or 13%, from $17.0 million to $19.2 million for the three months ended September 30, 1999 and 2000, respectively, and increased $6.9 million, or 13%, from $50.9 million to $57.8 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to increased call volumes for audio and video conferencing services and, additionally, for the nine months ended September 30, 1999 and 2000, the acquisition of three private conference service bureaus on February 10, 1999. The major components of this increase were (i) an increase in the Reston center's net revenues of $1.3 million and $5.6 million for the three and nine months ended September 30, 2000, respectively, which consisted of increased sales of conferencing services to predominantly existing customers as well as the transitioned traffic resulting from the consolidation of other operating centers, (ii) an increase in the combined Atlanta and Montgomery operating center's net revenues of $1.5 million and $3.9 million for the three and nine months ended September 30, 2000, respectively, which was primarily attributable to increased audioconferencing services to existing customers and new customers, as well as the transitioned traffic resulting from the consolidation of other operating centers, (iii) a decrease in the Cambridge operating center's net revenues of $182,000 and $303,000 for the three and nine months ended September 30, 2000, respectively, which was primarily attributable to decreased volume and transitioning of some traffic to other centers, (iv) an increase of $619,000 for the nine months ended September 30, 2000, relating to the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999, resulting in a partial period of operations included in the nine months ended September 30, 1999, and (v) a decrease of $412,000 and $2.9 million for the three and nine months ended September 30, 2000, respectively, relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999 and the related traffic transitioned to other operating centers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, decreased approximately $252,000, or 3%, from $8.3 million to $8.1 million for the three months ended September 30, 1999 and 2000, respectively, and increased approximately $1.0 million, or 4%, from $24.2 million to $25.1 million for the nine months ended September 30, 1999 and 2000, respectively, but decreased as a percentage of revenue from 48.9% to 42.0% for the three months ended September 30, 1999 and 2000, respectively, and from 47.5% to 43.5% for the nine months ended September 30, 1999 and 2000, respectively. Overall, the net decrease for the three months ended September 30, 2000 and the modest increase for the nine months ended September 30, 2000 were primarily attributable to the effect of long distance cost savings experienced as a result of new contracts with lower rates and the migrating of traffic to lower cost long distance service providers offset by volume increases. Specifically, the dollar fluctuations were the result of (i) an increase in the Reston center's cost of revenues, excluding depreciation, of $539,000 and $3.5 million for the three and nine months ended

September 30, 2000, respectively, resulting from increased telecommunications costs and personnel and related costs associated with increased call volumes as well as the transitioning of traffic from the consolidation of other operating centers, (ii) a net decrease in the combined Atlanta and Montgomery center's cost of revenues, excluding depreciation, of $257,000 and $953,000 for the three and nine months ended September 30, 2000, respectively, which was attributable to the combination of long distance cost savings experienced as a result of migrating traffic to lower cost long distance service providers and increased staffing and operations-related costs associated with increased call volumes as well as the transitioning of traffic from the consolidation of other operating centers, (iii) a net decrease in the Cambridge operating center's cost of revenues, excluding depreciation, of $76,000 and $241,000 for the three and nine months ended September 30, 2000, respectively, which was attributable primarily to the effect of long distance cost savings experienced as a result of migrating traffic to lower cost long distance service, (iv) a net decrease of $47,000 for the three months ended September 30, 2000 and an increase of $300,000 for the nine months ended September 30, 2000, in information technology related costs and other technology infrastructure improvements, and (v) a decrease of $411,000 and $1.6 million for the three and nine months ended September 30, 2000, respectively, relating to the consolidation of the Oradell and Danbury operating centers, both of which were closed during the third quarter of 1999. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from negotiating telecommunications contracts with lower rates and, additionally, for the nine months ended September 30, 1999 and 2000, the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.0 million, or 54%, from $5.6 million to $8.7 million for the three months ended September 30, 1999 and 2000, respectively, and increased $3.3 million, or 19%, from $17.1 million to $20.4 million, for the nine months ended September 30, 1999 and 2000, respectively. Included in the results for the three and nine months ended September 30, 2000 was a $1.7 million write-off of costs relating to the Company's exchange offer for its senior notes which was discontinued because of the Company's pending acquisition by Genesys S.A. ("Genesys Conferencing"). Included in the results for the nine months ended September 30, 1999 was a write-off of approximately $1.2 million in costs associated with the departure of the former Chief Executive Officer and other management staff which occurred during the second quarter of 1999. The remaining increase was due to (i) an increase in selling expense of $738,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, related to increases in personnel, commissions and related expenses associated with higher sales volume, and (ii) an increase, excluding the $1.7 million current year charge and the $1.2 million prior year charge noted above, of $568,000 and $1.6 million related to increased staffing costs such as compensation, benefits and travel expenses as well as outside services in the general and administrative area.

  Depreciation and amortization expense. Depreciation and amortization expense increased $317,000 from $2.1 million to $2.4 million for the three months ended September 30, 1999 and 2000, respectively, and increased $1.3 million from $5.8 million to $7.1 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to additions to property and equipment throughout 1999 and 2000, as well as the additional property and equipment purchased in connection with the acquisition of the Chanhassen, Houston and Palm Springs operating centers which were acquired on February 10, 1999. In addition, amortization of goodwill and intangibles increased $48,000 and $330,000 for the three and nine months ended September 30, 2000, respectively, which represents primarily amortization expense related to the three operating centers acquired on February 10, 1999.

  Non-recurring charge. The results for the nine months ended September 30, 1999 include a non-recurring charge of approximately $3.0 million related to the consolidation of four of the Company's operating centers. The operating centers affected included Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and combined its Cambridge operating center with its corporate offices during the third quarter of 2000. The non-recurring charge included (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the three and nine months ended September 30, 2000, the Company paid out approximately $198,000 and $823,000, respectively, related primarily to personnel reductions and facility closings, and wrote off approximately $196,000 during the nine months ended September 30, 2000 of leasehold improvements related to the corporate offices. At September 30, 2000, approximately $578,000 of the original accrual for the non-recurring charge was remaining for estimated costs in accordance with the terms of the original restructuring plan.

  Interest expense, net. Interest expense, net increased $178,000 from $3.4 million to $3.6 million for the three months ended September 30, 1999 and 2000, respectively, and increased $499,000 from $10.1 million to $10.6 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to the following: (i) an increase of $213,000 and $541,000 for the three and nine months ended September 30, 2000, respectively, of interest expense related to the Company's revolving credit facility, (ii) an increase of $10,000 and $19,000 for the three and nine months ended September 30, 2000, respectively, in non-cash interest expense related to the amortization of deferred debt issuance costs, and (iii) decreased interest income of approximately $45,000 and $61,000 for the three and nine months ended September 30, 2000 due to reduced cash balances.

 Liquidity and Capital Resources

  The Company generated positive cash flows of approximately $1.2 million for the nine months ended September 30, 2000 as compared to positive cash flows of $2.3 million for the nine months ended September 30, 1999. Included in the cash flows for the nine months ended September 30, 1999 was approximately $4.3 million related to the excess of the proceeds from the initial public offering over the acquisitions of the three operating centers acquired on February 10, 1999. For the nine months ended September 30, 2000, the Company generated positive cash flows from operations of $6.2 million. Cash used in investing activities of $6.7 million for the nine months ended September 30, 2000 represents the acquisition of property and equipment. Cash provided by financing activities of $1.7 million for the nine months ended September 30, 2000 includes, among other items, $2.2 million related to advances, net of repayments, under the Company's senior credit facility.

  During the first quarter, we commenced implementation of a new billing system. As previously announced, this new system will enable us to provide on-line, web-based billing, flexible ratings and bill presentation options, ease of implementing billing for new services and improved efficiency in the bill production process. In conjunction with this new billing system, we have converted from per-call billing to monthly billing for many of our customers. Primarily as a result of this change, as well as the need to adapt our new system to meet the specific billing formats requested by our customers, we have experienced an increase in the aging of our accounts receivable, as well as a short-term disruption in our cash flow. We anticipate that as the benefits of the new billing system are realized, our receivables aging and cash flow will improve.

  On November 12, 1997, the Company completed a private placement of $75.0 million of senior notes. The senior notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year. The senior notes are guaranteed by the operating centers and mature on November 15, 2001. The senior notes are redeemable in whole or in part at the option of the Company on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In conjunction with the announced acquisition of the Company by Genesys Conferencing, the Company's debt will be refinanced to enable the Company to pay or defease the senior notes concurrently within sixty days of the acquisition. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding senior notes at 105% of the principal amount plus accrued interest and additional interest, if any (101% of the principal amount if the Company can satisfy a debt incurrence test under the Indenture, which test the Company will likely not satisfy in connection with the Genesys Conferencing acquisition). The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require the Company to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At September 30, 2000, the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company closed a two year, $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. On May 10, 2000 and on November 10, 2000, certain terms of the credit facility were amended. The senior credit facility, as amended, provides for
(i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or interest rates ranging from the prime rate plus 1 1/2% to the prime rate plus 2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the operating centers and the assets of VIALOG Corporation, excluding the ownership interest in each of the operating centers. In October 2000, the credit facility was extended for an additional one year period. The Company is required to maintain compliance with certain financial ratios and tests consisting of a debt service coverage ratio and a minimum tangible net worth level. At September 30, 2000, the Company was in compliance with such ratios and tests. As of September 30, 2000, the Company had outstanding $500,000 on the term loan; $5.3 million on the equipment term loan; and $6.1 million on the revolving loan.

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

  The Company is highly leveraged at September 30, 2000. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

 Merger Agreement with Genesys Conferencing

  On October 2, 2000, the Company entered into a definitive merger agreement with Genesys S.A., a corporation organized under the laws of France ("Genesys Conferencing"), pursuant to which Genesys Conferencing will acquire the Company. As part of the transaction, Genesys Conferencing will apply for listing on the Nasdaq stock market of American Depositary Shares (ADSs) representing its underlying ordinary shares that the Company's shareholders will be entitled to receive pursuant to the merger. To effect the acquisition, the merger agreement provides that the Company's shareholders will receive the ADS equivalent of 0.2563 of a Genesys Conferencing ordinary share in exchange for each share of the Company's common stock, subject to a "collar," which provides that the Company's shareholders could receive the ADS equivalent of between 0.2183 Genesys Conferencing ordinary shares and 0.3352 Genesys Conferencing ordinary shares for each Company share depending on the Genesys Conferencing share price at the closing of the acquisition as determined in accordance with the merger agreement. Based on the recent closing prices of Genesys Conferencing's ordinary shares, (i) the transaction is valued at approximately $241 million, or approximately $90 million in the Company's debt plus $13.26 per Company share, and (ii) the Company's shareholders would own approximately 21 percent of Genesys Conferencing upon the closing of the acquisition. The closing of the acquisition, which is expected to occur in the first quarter of 2001, is subject to the approval of the Company's shareholders, the approval of the issuance of the new Genesys Conferencing shares underlying the ADSs by Genesys Conferencing's shareholders, the listing of the ADSs on the Nasdaq Stock Market and other customary closing conditions. The merger agreement also provides that under certain circumstances, the Company will pay Genesys Conferencing a $5.25 million fee if the merger agreement is terminated.

New Accounting Pronouncements


  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". The Company is required to adopt this accounting guidance, as amended by SAB 101A and SAB 101B, no later than the fourth quarter of fiscal year 2000. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, does not anticipate its adoption will have a material impact on the Company's financial condition, results of operations or cash flows.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation": an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation did not have a material impact on the Company's financial position, results of operations or cash flows.

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

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk primarily from interest rates on its $15.0 million credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility, as amended, provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the credit facility bear interest at the higher of 7% or interest rates ranging from the prime rate plus 1 1/2% to the prime rate plus 2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility.

  The sensitivity analysis below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analysis presented does not consider any additional actions the Company may take to mitigate its exposure to such changes. The market changes, assumed to occur as of September 30, 2000, include a 50 basis point and a 100 basis point change in market interest rates. The hypothetical changes and assumptions may be different from what actually occurs in the future.

  As of September 30, 2000, the Company had no derivative financial instruments to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its revolving line of credit and its long-term obligations. As of September 30, 2000, approximately 13.8% of the Company's credit facility and long-term obligations were floating rate obligations. The detrimental effect on the Company's earnings of the hypothetical 50 basis point and 100 basis point increase in interest rates described above for the nine months ended September 30, 2000 would be approximately $43,000 and $87,000, respectively, before income taxes.

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

  Exhibit 11(a)--Calculation of Shares Used in Determining Net Loss Per Share
  Exhibit 27--Financial Data Schedule

  (b) Reports on Form 8-K.

  A report on Form 8-K was filed on August 1, 2000, to report that the Company had extended the expiration date of its exchange offer for all of its outstanding $75 million 12 3/4% Series B senior notes due November 15, 2001 until 5:00 p.m., New York City time, on September 15, 2000. The exchange offer was previously scheduled to expire at 5:00 p.m., New York City time, on July 31, 2000. The Company also announced that it is in continuing discussions with a number of parties, including two major financial institutions which the Company has been working with since earlier this year, to arrange the financing necessary to complete the exchange offer.

  A report on Form 8-K was filed on September 18, 2000 to report that the Company had extended the expiration date of its exchange offer for all of its outstanding $75 million 12 3/4% Series B senior notes due November 15, 2001 until 5:00 p.m., New York City time, on October 31, 2000. The Company also announced that its continuing discussions with several major financial institutions to arrange the financing necessary for the exchange offer are proceeding well and that the Company is optimistic that the necessary financing will be available prior to the expiration date.

  A report on Form 8-K was filed on October 2, 2000, to report that the Company entered into a definitive merger agreement with Genesys S.A., a corporation organized under the laws of France ("Genesys Conferencing"), pursuant to which Genesys Conferencing will acquire the Company. As part of the transaction, Genesys Conferencing will apply for listing on the Nasdaq stock market of American Depositary Shares (ADSs) representing its underlying ordinary shares that Vialog shareholders will be entitled to receive pursuant to the merger. To effect the acquisition, the merger agreement provides that the Company's shareholders will receive the ADS equivalent of 0.2563 of a Genesys Conferencing ordinary share in exchange for each share of the Company's common stock, subject to a "collar," which provides that the Company's shareholders could receive the ADS equivalent of between 0.2183 Genesys Conferencing ordinary shares and 0.3352 Genesys Conferencing ordinary shares for each Company share depending on the Genesys Conferencing share price at the closing of the acquisition as determined in accordance with the merger agreement. Based on the closing prices of Genesys Conferencing's ordinary shares at around the date the merger agreement was filed, (i) the transaction is valued at approximately $241 million, or approximately $90 million in Vialog debt plus $13.26 per Vialog share, and (ii) Vialog shareholders would own approximately 21 percent of Genesys Conferencing upon the closing of the acquisition. The closing of the acquisition, which is expected to occur in the first quarter of 2001, is subject to the approval of the Company's shareholders, the approval of the issuance of the new Genesys Conferencing shares underlying the ADSs by Genesys Conferencing's shareholders,the listing of the ADSs on the Nasdaq Stock Market and other customary closing conditions. The merger agreement also provides that under certain circumstances, the Company will pay Genesys Conferencing a $5.25 million fee if the merger is terminated.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation
                                           (Registrant)

Date: November 14, 2000                            /s/ Kim A. Mayyasi
                                          _____________________________________
                                                     Kim A. Mayyasi,
                                              President and Chief Executive
                                                         Officer

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

                                 EXHIBIT INDEX

                                                                     Page
                                                                     ----
10--Fourth Amendment to Loan and Security Agreement
11(a)--Calculation of Shares Used in Determining Net Loss Per Share
27-- Financial Data Schedule