Form 10-K/A
period 1999-12-31
VIALOG CORP
filed 2001-02-12
CIK 1016601

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

                                32 CROSBY DRIVE
                         BEDFORD, MASSACHUSETTS 01730
                   (Address of principal executive offices)

                                (781) 761-6200
             (Registrant's telephone number, including area code)

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

                                                                        Page
                                                                       Numbers
                                                                       -------
HISTORICAL FINANCIAL STATEMENTS
VIALOG Corporation
Report of Management..................................................    36
Independent Auditors' Report..........................................    37
Consolidated Balance Sheets...........................................    38
Consolidated Statements of Operations.................................    39
Consolidated Statements of Stockholders' Equity (Deficit).............    40
Consolidated Statements of Cash Flows.................................    41
Notes to Consolidated Financial Statements............................    42
Telephone Business Meetings, Inc. ("Access")--The Reston Center
Independent Auditors' Report..........................................    61
Balance Sheets........................................................    62
Statements of Operations..............................................    63
Statements of Stockholders' Equity....................................    64
Statements of Cash Flows..............................................    65
Notes to Financial Statements.........................................    66
Conference Source International, Inc. ("CSI")--The Atlanta Center
Independent Auditors' Report..........................................    71
Balance Sheets........................................................    72
Statements of Operations..............................................    73
Statements of Stockholders' Equity....................................    74
Statements of Cash Flows..............................................    75
Notes to Financial Statements.........................................    76
A Business Conference Call, Inc. ("ABCC")--The Chanhassen (formerly
 Chaska) Center
Independent Auditors' Report..........................................    81
Balance Sheets........................................................    82
Statements of Income and Retained Earnings............................    83
Statements of Cash Flows..............................................    84
Notes to Financial Statements.........................................    85

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

  The results of all the acquired companies have been included in the Consolidated Statements of Operations from their date of acquisition. The unaudited pro forma consolidated historical results for the years ended December 31, 1998 and 1999 below assume that the acquisitions of ABCC, CPI and ABCI occurred at the beginning of fiscal 1998.

                                                           1998      1999
                                                          -------  --------
                                                              (Dollars in
                                                               thousands
                                                            except per share
                                                                 data)
Net revenues............................................. $59,819  $ 70,539
Net loss................................................. $(9,300) $(11,511)
Net loss per share....................................... $ (1.13) $  (1.33)

  The pro forma results include amortization of the goodwill and intangible assets described above and reductions to selling, general and administrative expenses related to compensation and benefits that were reduced for certain officers and employees of ABCC, CPI and ABCI as a condition to closing the acquisitions. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)

(4) ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Prior to the acquisitions discussed in Note 2 "Acquisitions", the Company had no accounts receivable. At acquisition, the accounts receivable of the Acquired Companies were recorded at fair market value. The allowance for doubtful accounts at December 31, 1997 represents the provision charged to operations for the period November 12, 1997 through December 31, 1997. Included in the category "net increase/deductions from allowance" for the years ended December 31, 1999 and 1998 were write-offs totaling approximately $189,000 and $86,000, respectively, net of recoveries on previously written-off accounts and reserves included as part of the acqusitions occuring on February 10, 1999.

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
                          ======   ====     ====     ====      ====       ====

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999--(Continued)


  The results for the year ended December 31, 1999 include a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company plans to combine its Corporate offices and its Cambridge Center in the first half of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of certain intangible assets consisting of assembled workforce and developed technology, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the year ended December 31, 1999, the Company paid out approximately $690,000 related primarily to personnel reductions and facility closings, and wrote off approximately $695,000 of intangible assets and leasehold improvements related to the closed Operating Centers. At December 31, 1999, approximately $1.6 million of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

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

 10.1*    1996 Stock Plan.

 10.2***  1999 Stock Plan.

 10.3**** Lease Dated April 7, 1998 between Connecticut General Life Insurance
          Company, on behalf of its Separate Account R, and VIALOG Corporation.

 10.4*+   Indenture of Lease Dated March 3, 2000 By and Between VIALOG
          Corporation and EOP--Crosby Corporate Center, L.L.C.

 10.5+    Lease Dated as of August 3, 1998 Agreement By and Between Executive
          Park, T.I.C. and VIALOG Corporation.

 10.6*    Lease Dated February 15, 1996 Between Robert A. Jones and K. George
          Najarian, Trustees of Old Cambridge Realty Trust and Old Kendall
          Square Realty Trust, and Kendall Square Teleconferencing, Inc. (f/k/a
          Teleconversant, Ltd.).

 10.7*+   Lease Agreement Dated August 3, 1999 By and Between Century 2000
          Partners, LLP and A Business Conference Call, Inc.

 10.8++   Assignment of Lease Dated as of March 13, 1998 Between Telephone
          Business Meetings, Inc. and CMC Datacomm, Inc.

 10.9*    Lease dated December 6, 1994 between Aetna Life Insurance Company and
          Access, as amended.

 10.10*+  Deed of Lease dated September 30, 1999 by and between Royce, Inc. and
          Telephone Business Meetings, Inc.


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

 10.14+++ Security Agreement Dated September 30, 1998 by and Between VIALOG
          Corporation and Coast Business Credit, a division of Southern Pacific
          Bank.

 10.15+++ Continuing Guaranty Dated September 30, 1998 executed by VIALOG
          Corporation in favor of Coast Business Credit.

 10.16*+  Employment Offer Letter Dated June 3, 1999 By and Between VIALOG
          Corporation and Kim A. Mayyasi.

 10.17*+  Employment Agreement Dated August 30, 1999 By and Between VIALOG
          Corporation and Michael E. Savage.

 10.18*   Employment Agreement Dated October 20, 1997 By and Between VIALOG
          Corporation and Robert F. Moore.

 10.19*+  Severance Agreement Dated June 8, 1999 By and Between VIALOG
          Corporation and Glenn P. Bolduc.

 11.1*+   Statement Regarding Computation of Earnings Per Share.

 21.1*+   Subsidiaries of the Company.

 23.1     Consent of Independent Auditors.

 27.1**+  Financial Data Schedule.

     Exhibit 23.1 filed with this amended Form 10-K.
   * Incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041).
  ** Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1998 (File No. 333-53395).
 *** Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 1, 1999 (File No. 333-86319).
**** Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1998 (File No. 333-53395).
   + Incorporated by reference to Amendment No. 3 to the Registration
     Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 1998 (File No. 333-53395).
  ++ Incorporated by reference to the Exhibits to Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 333-22585).
 +++ Incorporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on October 26, 1998 (File No. 000-24689).
  *+ Included as an exhibit to Form 10-K as filed on 3/30/2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIALOG Corporation

                                          By: /s/      Kim A. Mayyasi
                                            -----------------------------------
                                                      Kim A. Mayyasi,
                                               President and Chief Executive
                                                          Officer

Date: February 12, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Kim A. Mayyasi             President, Chief Executive  February 12, 2001
By: __________________________________  Officer and Director
            Kim A. Mayyasi

      /s/ Michael E. Savage            Senior Vice President,      February 12, 2001
By: __________________________________  Chief Financial Officer
          Michael E. Savage             and Principal Accounting
                                        Officer

      /s/ Joanna M. Jacobson           Director                    February 12, 2001
By: __________________________________
          Joanna M. Jacobson

       /s/ David L. Lougee             Director                    February 12, 2001
By: __________________________________
           David L. Lougee

     /s/ Richard G. Hamermesh          Director                    February 12, 2001
By: __________________________________
         Richard G. Hamermesh

       /s/ Edward M. Philip            Director                    February 12, 2001
By: __________________________________
           Edward M. Philip