Form 10-K
period 2000-12-31
VIALOG CORP
filed 2001-04-17
CIK 1016601

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

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $72,003,515. Shares of voting and non-voting common equity held by each executive officer and director and by each person who beneficially owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $7.09, the closing sales price of the Company's common stock on March 30, 2001. On such date, the Company had 10,219,944 shares of common stock outstanding.

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

Item 1. Business.

Recent Business Developments

  As previously announced, on October 1, 2000, Vialog Corporation reached a definitive agreement to be acquired by France-based Genesys S.A. (Genesys Conferencing), the largest independent global teleconferencing specialist. The combination of Genesys and Vialog will create the world's largest specialist provider of conferencing services, based on 1999 revenues.

  The merger agreement provides that Vialog shareholders will receive Genesys American Depositary Shares (ADSs) in exchange for their Vialog shares upon closing. The exchange ratio will be determined on the basis of the volume-weighted average share price of Genesys shares on Euronext-Paris for the 10 consecutive trading days ending on the second trading day prior to the day of the closing. If the transaction had closed on April 13, 2001, the exchange ratio would have been 0.6703 ADSs for each Vialog share, resulting in Vialog shareholders receiving approximately 24.8% of Genesys' outstanding shares, after giving effect to Genesys' recent acquisition of Astound Incorporated. The ADSs will begin trading on the Nasdaq Stock Market, under the symbol "GNSY" after the merger.

  A combined proxy statement and registration statement on Form F-4 relating to the acquisition was declared effective by the U.S. Securities and Exchange Commission on February 12, 2001. On March 23, 2001, Vialog's shareholders approved the acquisition of Vialog by Genesys, and Genesys' shareholders approved the capital increase required for the acquisition of Vialog.

  Additionally, on March 22, 2001, Vialog and Genesys received commitments from a bank group for a $125 million senior credit facility that will permit Vialog Corporation to refinance its outstanding debt following its acquisition by Genesys. Availability of the credit facility is subject to due diligence, documentation and other customary conditions for a facility of this kind.

  The closing of the acquisition of Vialog by Genesys is expected to occur in conjunction with the closing of the senior credit facility, which is expected to occur by the end of April 2001.

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

  In order to increase operating efficiencies, during 1999, Vialog successfully consolidated the operations of the nine acquired companies into four operating subsidiaries, which the Company refers to as operating centers. In 2000, Vialog combined its corporate headquarters and Cambridge, Massachusetts operating center into a new facility located in Bedford, Massachusetts. Vialog's three other operating centers are located in Reston, Virginia, Montgomery, Alabama and Chanhassen, Minnesota. A brief description of each of the Company's operating centers is set forth below:

    The Reston Center had net revenues of approximately $27.4 million in 1999 and approximately $33.8 million in 2000. The Reston Center specializes in providing conferencing services to numerous organizations, including financial institutions, government agencies, trade associations and professional service firms. The Reston Center is also primarily responsible for the development and provision of services in the fast-growing videoconferencing marketplace. As of March 31, 2001, the Reston Center had approximately 176 employees.

    The Montgomery Center had net revenues of $15.2 million in 1999 and approximately $21.9 million in 2000. The Montgomery Center specializes in providing conferencing services to the retail industry and to various telecommunications providers. As of March 31, 2001, the Montgomery Center had approximately 124 employees and is the primary support center for Vialog's innovative Ready-To-Meet(TM) reservationless conferencing service.

    The Chanhassen Center had net revenues of approximately $10.3 million in 1999 and approximately $15.7 million in 2000. The Chanhassen Center services a general corporate clientele with a specialty in the communications industry. As of March 31, 2001, Vialog's Chanhassen Center had approximately 81 employees.

    The Bedford Center had net revenues of approximately $6.9 million in 1999 and approximately $6.2 million in 2000. The Bedford Center services a general business clientele and is responsible for providing Vialog's web conferencing services. As of March 31, 2001, the Bedford Center had approximately 39 employees.

  The five operating centers closed during 1999 in connection with the Company's consolidation of operations accounted for additional revenues of $8.8 million in 1999. The conferencing traffic from these centers is now handled by the four remaining operating centers.

Description of Business

 Company Overview

  Vialog is a leading independent provider of audio, video and web conferencing services. Vialog believes it is the largest company in North America focused solely on conferencing services, with four operating centers, state-of-the-art digital conferencing technology, a web portal site (WebConferencing.com) and an experienced national sales force. Vialog believes it differentiates itself from its competitors by providing innovative products, superior customer service and an extensive range of enhanced and customized conferencing solutions. Vialog has built a large, stable client base ranging from Fortune 500 companies to small institutions. Customers also include certain major long distance telecommunications providers who have outsourced their conferencing services to the Company. During 2000, Vialog provided services to more than 7,000 customers representing over 37,000 accounts.

  Audioconferencing is currently the Company's principal service offering. However, Vialog is leveraging long-term relationships with its customers in the traditional audioconferencing business to expand into "new media" market opportunities including video and web-based services. Vialog also offers an innovative, reservation-less audioconferencing service, Ready-To-Meet(TM), as well as enhanced audioconferencing services such as digital replay and audio streaming. Media enhanced services now offered by Vialog include videoconferencing, fax and e-mail broadcast, as well as a family of web conferencing services. The Company's user-friendly web portal site, WebConferencing.com, provides web access to all of the Company's conferencing services.

  Vialog has embraced a strategy of "solutions selling" that offers customized conferencing solutions to each of its customers. This includes various vertical industry applications in the medical and financial marketplaces, as well as other customized applications like conference event planning and coaching. Further, customized formats are specifically designed for such applications as investor relation's calls, auctions and interactive educational programs. Vialog has designed its service delivery infrastructure to be flexible so that comprehensive, custom solutions for each customer may be easily designed and implemented across a variety of technologies including the web.

Industry Overview

 Services

  The conferencing industry, which includes audio, video and web conferencing, provides a range of services to facilitate multiparty communications with participants in different locations. Through conferencing services, customers conduct routine meetings, run training sessions, and share information when face-to-face meetings would be too costly, impractical or inconvenient. In a September 2000 report, Wainhouse Research, a market research firm that follows the conferencing industry, forecasts the North American market for these services will grow from U.S.$1.7 billion in 1999 to U.S.$4.4 billion in 2003, a compound annual growth rate of 26.6%.

 Audioconferencing

  Audioconferencing connects multiple parties on a single telephone call through specialized telephone equipment known as a "bridge." Each bridge has multiple ports, which allow conference participants to connect to a conference call. Calls may be established manually by an operator who places calls to or receives calls from conference participants. Vialog believes that technological advances, combined with the greater overall awareness and acceptance of audioconferencing as a business tool, have contributed to the increased usage of conferencing over the last several years.

  Vialog believes that the demand for audioconferencing services has also increased as a result of a wide range of trends, including globalization of operations, increased workforce training requirements, the advent of geographically dispersed work teams, shared decision-making, and the growing role of strategic partnerships. Users of audioconferencing are able to replace travel to existing meetings, with attendant savings of actual and opportunity cost, and increase communication with parties with whom they would otherwise not meet, thereby yielding greater organizational productivity. Vialog believes that the facilities, network and labor costs associated with audioconferencing services, combined with a lack of expertise and a desire to focus on their core businesses, have caused most organizations to outsource audioconferencing.

 Videoconferencing

  Videoconferencing is similar to audioconferencing except that one or more callers may be viewed on a video monitor by the other participants. The Company believes that the broad adoption of videoconferencing as a meeting tool has historically been constrained by several factors, including limited access to video sites, expensive and proprietary equipment, limited and costly network facilities, incompatibility of systems and poor video quality. The adoption of industry standards, technological advances (which have brought down the cost of equipment and required bandwidth) and increased processing speed (which has improved quality) has all contributed to the development of desktop videoconferencing applications. Interactive multipoint videoconferencing also became feasible in 1995 with the introduction of more cost-effective video technology and low-cost, PC-based video cameras and sound cards.

 Web Conferencing

  Web conferencing, which enables multiple users to conference and collaborate using both visuals and voice, is the most recent advancement in conferencing. Additionally, audio streaming enables participants to listen to an audioconference being "streamed" live over the web. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

The Company's Conferencing Services

 Audioconferencing

  Vialog offers a broad range of audioconferencing and related services, primarily to businesses in the financial, retail, professional services and pharmaceutical industries, as well as to government agencies and trade associations. Vialog generates revenues from its infrastructure of approximately 16,000 ports of capacity by charging on a per-line, per-minute basis. Vialog's audioconferencing services are divided into two major service categories: operator-attended and operator-on-demand. Each category offers standard services such as dialing out to late participants and conducting a roll call at no additional cost, as well as enhanced services at additional cost. For those conference calls requiring a reservation, the Company's web portal site, WebConferencing.com, may be used for greater convenience.

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

  In November 1999, Vialog launched a service that eliminates a reservation and/or an operator to place a conference call between 40 or less parties. This product, Ready-to-Meet(TM), offers instant audioconferencing through a toll free or local dial-in number and access codes assigned by Vialog. The Company sells this product through its existing sales force, private label partnerships, and directly through its web portal site, WebConferencing.com.

  Consistent with its solutions selling approach, the Company offers customization of audioconferences through the following enhanced services for an extra charge:

    Communication line. During a conference, the Company can keep a separate line open with the conference host to verify participant attendance, provide updates on the number of participants who have joined, and have other discussions relative to the conference that may be inappropriate to conduct in the conference.

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

    Transcription. The conference can be transcribed in its entirety and provided in written format, on a 3 1/2p diskette or via e-mail.

 Videoconferencing

  The Company also offers videoconferencing services, which enable remote sites equipped with industry standard compliant video equipment to conduct interactive multipoint sharing of video images and audio among three or more participants. Similar to audioconferencing, this service is charged on a per-line, per-minute basis, with enhanced services charged on a fee basis. Videoconferencing requires the use of a video bridge and telecommunications facilities of greater bandwidth than that required for a standard audioconference and is consequently billed at much higher rates. The Company provides its video services from its Reston Center.

  Videoconferences can be assembled in two ways: Meet-Me and Dial Out. Meet-Me videoconferences are those in which participating sites dial in to the Company's video bridge at a scheduled date and time, using an assigned telephone number. Each site may be greeted by an operator or be connected directly, without the operator's presence. Dial Out videoconferences are those in which a Company operator dials out to participating sites prior to a videoconference and connects them to the conference. As part of its "solutions approach," the Company tests the standards of all participating sites to assure compatibility and quality standards.

  The Company offers PC-based application sharing via the Company's videoconferencing bridges. Multiple users can view and edit the same document on their own PCs while participating in an audio or video conference, enabling them to present, discuss and/or modify documents in real-time.

 Web Conferencing

  Vialog's web portal site WebConferencing.com enables customers to customize all of their conferencing needs through a convenient, easy-to-use customer interface. An e-commerce section within the site allows new customers to immediately sign up for and purchase Vialog conferencing services. Vialog also has a web affiliate program designed to partner with other web companies to sell private-labeled access to Vialog's WebConferencing.com website.

  Web conferencing, which enables multiple users to conference and collaborate using both visuals and voice is the most recent advancement in conferencing. Audio streaming enables participants to listen to an audioconference being "streamed" live over the Internet. Listen-only participants can access the audioconference by logging on to a web site and listening via a multimedia PC.

 Enhanced Services

  In customizing solutions for customers, the Company complements its audio, video and web conferencing services with enhanced services, such as voicemail broadcast, email broadcast, fax broadcast and interactive voice response.

    Voicemail broadcast. The Company's voicemail broadcast service delivers a personalized message quickly to a large number of recipients via the telephone. This service delivers a custom voice message instantly to any individual with a phone number, either live or to a voicemail box.

    Email broadcast. This service enables customers to send emails to a large number of recipients simultaneously.

    Fax broadcast. This service enables customers to send faxes to a large number of recipients simultaneously.

    Interactive voice response ("IVR"). Vialog's IVR service uses voice and touch-tone prompts to provide and/or retrieve important information via a telephone. Applications for IVR include digital replay of an audioconference; automated registration for events and programs; and test administration whereby Vialog's IVR system is used to generate a test containing specific sets of questions or customized on a user-by-user basis from a database of categorized questions.

Sales and Marketing

  The Company's retail national sales organization offers a full range of conferencing services to its customers. The Company's wholesale account executives offer these same services to facilities-based carriers and non-facilities-based telecommunications service providers who desire to offer outsourced conferencing services to their customers under their own brands.

  Establishing a national brand. The Company's marketing and sales strategy centers on establishing Vialog as the brand identified with high value and expert delivery of conferencing services. The Company's marketing program focuses on customers who have the potential for high use. This marketing program employs targeted database marketing techniques based on the combined customer data of the operating centers, emerging trends and other market segment information.

  Retail sales. The Company employs a national retail sales strategy utilizing both an outside and inside sales group. This new strategy has consolidated the Company's existing sales force and at the same time provided new national account coverage and presence in additional geographic markets. The sales force leverages Vialog's increased network capacity by cross-selling existing accounts with new and enhanced services, expanding the Company's penetration of key industries (for example, pharmaceutical companies) and targeting key vertical industries and accounts. An outside sales group of approximately 50 professionals operates from four regional offices, and is primarily responsible for origination of new business. An inside sales group of approximately 27 professionals responds to inbound requests, assists customers in implementing Vialog's service offerings and supports the outside sales force.

  Wholesale sales. The Company has a wholesale sales organization, which is capitalizing on what the Company believes to be significant opportunities for revenue growth by providing outsourced services to IXCs, LECs, and RBOCs. While conferencing services make up a small portion of these companies' overall business, they are an important part of a full-service service provider's portfolio. The Company offers these companies the ability to efficiently outsource all conferencing services and support. The Company currently has contracts to provide outsourced services to a number of facilities-based and non-facilities-based telecommunications service providers.

  E-commerce. The Company has embraced the web, and is using e-commerce to extend Vialog's sales distribution. Both through WebConferencing.com and private-label offerings through web strategic partners, Vialog's services can be cost-effectively sold to customers too small to be targeted via direct sales.

Customers

  The Company provided services to over 7,000 customers in 2000. The customers ranged in size from major multinational corporations and Fortune 500 companies to small businesses, professional organizations, public institutions and individuals. A breakdown of the Company's top 20 customers (based on 2000 consolidated net revenues), including both wholesale and retail customers, by industry is as follows: financial services (six), professional services
(five), telecommunications (four), retail (two), pharmaceutical (two), and high technology (one). No account represented more than 10% of the Company's consolidated net revenues in 2000. The top 10 customers of the Company represented approximately 16% of the Company's pro forma net revenues in 1999 and 17% of the Company's net revenues in 2000.

Competition

  The conferencing service industry is highly competitive and subject to rapid change. In the audioconferencing market, the Company currently competes, or expects to compete in the near future, with the following categories of companies: (i) IXCs, such as AT&T, MCI WorldCom, Sprint, Global Crossing and Cable & Wireless, (ii) independent LECs and (iii) other private conference service bureaus ("PCSBs"). The IXCs generally do not market conferencing services separately, but rather offer such services as part of a "bundled" telecommunications offering. The IXCs have not emphasized enhanced services or customized communications solutions to meet customer needs. However, there can be no assurance that these competitors will not alter their current strategies and begin to focus on services-specific selling, customized solutions and operator-attended services, the occurrence of any of which could increase competition. Under the Telecommunications Act of 1996, the RBOCs may also be allowed to provide long distance services within the regions in which they also provide local exchange services ("in-region long distance services") upon the satisfaction of certain conditions, including the specific approval of the Federal Communications Commission, the introduction of or a defined potential for facilities-based local competition, the offering of local services for resale, and compliance with access and interconnection requirements for facilities-based competitors. Upon entrance into the long distance market, the ability of an RBOC to gain immediate and significant conferencing market share could be enhanced by its status as the incumbent primary provider of local services to its customers.

  In the videoconferencing and web conferencing markets, the Company competes with existing providers of audio teleconferencing services, as well as newer competitors dedicated to video and/or web conferencing. The Company believes that the principal competitive factors influencing the market for its services are brand identity, quality of customer service, breadth of service offerings, price and vendor reputation. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's services.

  The Company derived approximately 9% of its 2000 net revenues from IXCs and LECs which outsource conferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the conferencing services now being provided by the Company and pursue such market actively and in direct competition with the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Moreover, the Company believes that part of its growth will occur from RBOCs which may enter the long distance market and outsource their conferencing services. There can be no assurance that any telecommunications company will be able to offer conferencing services legally, now or in the future, will choose to do so or that those choosing to do so will outsource their conferencing services or choose the Company as their provider in case they do outsource conferencing.

  The Company also believes that many of its current and prospective customers have sufficient resources to purchase the equipment and hire the personnel necessary to establish and maintain conferencing capabilities sufficient to meet their own respective conferencing needs. If the manufacturers of PBXs develop improved, cost-effective PBX capabilities for handling conferences with the quality of existing bridges used in the conferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their conferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if web technology can be modified to accommodate multipoint voice transmission comparable to existing bridges used in the conferencing business, there could be a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

Suppliers

  The Company's services require two material components, which it purchases from outside suppliers:

  Telecommunications Services. A significant portion of the Company's direct costs are attributable to the purchase of local and long distance telephone services. The operating centers have purchased telecommunications services from a number of vendors, including AT&T, Sprint, and Qwest Communications International, Inc. The Company believes that multiple suppliers will continue to compete for the Company's telecommunications contracts. Since the minutes of use generated by the Company will be substantially higher than the largest of the operating centers, the Company's experience is that it has been able to negotiate telecommunications contracts with lower prices and improved service guarantees. In light of what the Company believes to be increased competition among long distance service providers, the Company has been entering into shorter-term contracts for long distance services in order to obtain the benefit of anticipated reduced costs over time. However, there can be no assurance that competition in the long distance services market will continue to increase, that any increased competition will reduce the cost of long distance services or that the Company's purchasing strategy will result in cost savings. If the costs of long distance services increase over time, the Company's current purchasing strategy (which calls for shorter-term contracts) may place it at a competitive disadvantage with respect to competitors that have entered into longer-term contracts for long distance services. There can be no assurance that the Company's analysis of the future costs of long distance services will be accurate, and the failure to predict future cost trends accurately could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

  Bridging Hardware and Software Support Systems. The Company uses bridge equipment produced by three different manufacturers. At present, the equipment being utilized is not functionally identical, but is compatible with substantially all network standards. As of March 31, 2001, approximately 42% and 41% of the operating centers' port capacity was manufactured by Octave Communications, Inc. and MultiLink, Inc., respectively. MultiLink, Inc. was acquired by Spectel Corporation in 2000. However, a number of other vendors offer similar bridging equipment. In December 1999, the Company entered into an eighteen month non-exclusive volume purchase agreement with Octave Communications which provides for graduated bridge price discounts based on the number of ports purchased by Vialog during the term of the agreement.

Employees

  As of March 31, 2001, the Company had 647 employees, 409 of whom were employed full time or part time as operators or reservationists. None of the Company's employees are represented by unions. The Company has experienced no work stoppages and believes its relationships with its employees are good.

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

Item 2. Properties.

  The Company's corporate headquarters are currently located in Bedford, Massachusetts. In connection with the consolidation plan which commenced in 1999, the Company combined its corporate offices and its Cambridge, Massachusetts operating center into a new leased facility during 2000. The new facility has approximately 27,900 square feet (11,150 for corporate offices and 16,750 for the operations center) under a lease expiring in May 2005.

  The operating centers are located in leased facilities in Virginia, Alabama, Massachusetts and Minnesota. The Company's four operating centers are not fully utilized with its approximately 66,100 square foot facility in Reston, Virginia approximately 75% utilized, its approximately 23,600 square foot facility in Montgomery, Alabama approximately 70% utilized, its approximately 16,720 square foot facility in Bedford, Massachusetts approximately 55% utilized and its approximately 25,400 square foot facility in Chanhassen, Minnesota approximately 50% utilized. As a result of the closing of five operating centers in connection with the consolidation of operations in 1999, the Company also currently holds leases on an 8,219 square foot facility in Atlanta, Georgia, an 11,088 square foot facility in Oradell, New Jersey and a 7,916 square foot facility in Houston, Texas, each of which has been substantially or completely vacated. The Company intends to find tenants to sublease the vacated facilities through the lease maturity dates or to negotiate terminations of these leases with the respective landlords. The Company occupies the operating centers and other facilities under leases which provide for a total of approximately 183,700 square feet at rates ranging from $9.00 to $28.00 per square foot with expiration dates, excluding month-to-month leases, ranging from March 2001 to July 2008. The Company's total lease expense related to its facilities was approximately $2.3 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively. The Company believes its properties are adequate for its needs. The Company's facilities are located either within one mile of central telephone switching locations or on a sonet fiberoptic loop in metropolitan locations, except for its Bedford, Massachusetts facility which is in process of connecting to a sonnet fiberoptic loop. Each facility has dual sources of power or back-up generating capabilities. While the Company's telephone and power requirements may preclude it from locating in some areas, the Company believes alternative locations are available for its facilities at competitive prices.

Item 3. Legal Proceedings.

  The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or in any other manner.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

General

  The Company's authorized capital stock as of December 31, 2000 consisted of 30,000,000 shares of common stock, $0.01 par value and 10,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2000, the Company had outstanding 9,859,481 shares of common stock and no shares of preferred stock. The Company has reserved an aggregate of 4,750,000 shares of common stock for issuance pursuant to its stock plans. (See Item 11--Director and Executive Compensation, Stock Plans).

  On February 10, 1999, the Company completed an initial public offering ("IPO") of its common stock. From February 8, 1999 to December 9, 1999, the Company's common stock was quoted on the Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "VLOG". Since December 10, 1999, the Company's common stock has been traded on the American Stock Exchange under the symbol "VX". Prior to the IPO, there was no established public trading market for the Company's common stock. The high and low last sale prices for the Company's common stock for the period from February 8, 1999, the date the Company's common stock was first quoted on Nasdaq, through March 30, 2001, the last trading day of the first quarter of 2001, are as follows:

                                                                    High   Low
                                                                    ----- -----
   1999
     First Quarter (from February 8)............................... $6.19 $3.75
     Second Quarter................................................  6.00  3.50
     Third Quarter.................................................  4.50  2.63
     Fourth Quarter................................................  4.13  2.81
   2000
     First Quarter.................................................  7.75  3.00
     Second Quarter................................................  6.06  2.87
     Third Quarter.................................................  8.81  3.81
     Fourth Quarter................................................ 10.93  9.37
   2001
     First Quarter.................................................  9.90  6.10

  As of March 30, 2001, the Company had outstanding 10,219,944 shares of common stock held by approximately 136 shareholders of record.

Dividends

  The Company did not declare any dividends on any class of equity during 2000, and does not intend to pay dividends in the foreseeable future. Additionally, pursuant to the terms of the Indenture related to the Company's November 1997 $75 million bond financing and the senior credit facility the Company currently maintains with Coast Business Credit, the Company is prohibited from declaring or paying any dividends or distributions other than dividends or distributions payable solely in certain of the Company's qualified capital stock.

Sales of Unregistered Securities

  In 2000, the Company issued or sold an aggregate of 343,693 shares of common stock at a price of $.01 per share to five warrant holders upon the exercise of warrants issued as part of the Company's November 1997 $75 million bond financing. These sales were completed without registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 promulgated under the Securities Act of 1933 for transactions not involving a public offering.

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

  The following selected financial data of Vialog for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from its audited consolidated financial statements.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
                                       (in thousands, except share
                                           and per share data)
Consolidated Statement
 of Operations Data:
Net revenues............  $      --   $    4,816  $   46,820  $   68,629  $   77,587
Cost of revenues,
 excluding
 depreciation...........         --        2,492      24,321      32,387      34,304
Selling, general and
 administrative
 expenses...............       1,308       7,178      15,196      23,442      28,275
Depreciation expense....         --          273       2,835       4,190       5,430
Amortization of goodwill
 and intangibles........         --          306       2,490       4,060       4,205
Non-recurring charges...         --        8,000       1,200       2,982         --
                          ----------  ----------  ----------  ----------  ----------
Operating income
 (loss).................      (1,308)    (13,433)        778       1,568       5,373
Interest income
 (expense), net.........           1      (1,866)    (12,629)    (13,524)    (14,204)
                          ----------  ----------  ----------  ----------  ----------
Loss before income
 taxes..................      (1,307)    (15,299)    (11,851)    (11,956)     (8,831)
Income tax benefit
 (expense)..............         522        (522)        (26)       (164)       (325)
                          ----------  ----------  ----------  ----------  ----------
Net loss................  $     (785) $  (15,821) $  (11,877) $  (12,120) $   (9,156)
Net loss per share--
 basic and diluted......  $    (0.38) $    (5.48) $    (3.27) $    (1.53) $    (0.97)
Weighted average shares
 outstanding............   2,088,146   2,889,005   3,632,311   7,947,333   9,435,278
Other Financial Data:
EBITDA(1)...............  $   (1,308) $   (4,854) $    6,103  $    9,818  $   15,008
Cash flows provided by
 (used in) operating
 activities.............        (178)     (4,148)     (5,418)        149       5,558
Cash flows used in
 investing activities...          (7)    (53,762)     (7,848)    (37,455)    (10,703)
Cash flows provided by
 financing activities...         522      67,140       3,931      37,621       5,057

                                               December 31,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............  $      337  $    9,567  $      232  $      547  $      459
Working capital
 (deficit)(3)...........        (249)      7,259      (2,378)     (3,923)    (84,400)
Total assets............       1,263      75,083      69,266      99,221     107,011
Total long-term debt,
 including current
 portion(2).............         --       71,936      75,654      78,159      81,209
Stockholders' equity
 (deficit)..............         287      (4,882)    (16,592)      5,043      (1,992)

--------
(1) EBITDA represents income from continuing operations before income taxes, depreciation and amortization. EBITDA is not a measurement presented in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a better measure of liquidity. EBITDA does not represent funds available for management's discretionary use. The Company believes that EBITDA is accepted by the telecommunications industry as a generally recognized measure of performance and is used by analysts to report publicly on the performance of telecommunications companies.
(2) Net of unamortized original issue discount of $4.2 million, $3.1 million, $2.0 million and $940,000 at December 31, 1997, 1998, 1999 and 2000,
     respectively.
(3) Includes $74.1 million carrying value of Senior Notes that mature in November 2000. See Item 1 "Recent Business Developments" regarding our plan to refinance these notes.

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

                                                  Year Ended        January 1,
                                                 December 31,        1997 to
                                               ------------------  November 12,
                                                1995      1996         1997
                                               -------  ---------  ------------
                                                (In thousands, except share
                                                    and per share data)
Access Statement of Operations Data:
Net revenues.................................  $ 6,508  $   9,073   $  10,945
Cost of revenues, excluding depreciation.....    3,021      3,564       4,791
Selling, general and administrative
 expenses....................................    2,484      3,332       4,124
Depreciation and amortization expense........      496        630         823
                                               -------  ---------   ---------
Operating income.............................      507      1,547       1,207
Interest expense, net........................      152        174         132
                                               -------  ---------   ---------
Earnings before income taxes.................      355      1,373       1,075
Income tax expense (benefit).................      (48)       --          --
                                               -------  ---------   ---------
Net income...................................  $   403  $   1,373   $   1,075
Net income per share--basic and diluted......  $644.80  $2,746.00   $2,150.00
Weighted average shares outstanding..........      625        500         500
Access Other Financial Data:
EBITDA(1)....................................  $ 1,003  $   2,177   $   2,030
Cash flows provided by operating activities..      821      2,048       2,932
Cash flows used in investing activities......   (1,432)      (795)     (1,704)
Cash flows provided by (used in) financing
 activities..................................      771       (839)     (1,549)

                                                 December 31,
                                               ------------------
                                                1995      1996
                                               -------  ---------
                                                (In thousands)
Access Balance Sheet Data:
Cash and cash equivalents....................  $   390  $     804
Working capital..............................      141        759
Total assets.................................    3,672      4,605
Total long-term debt, including current
 portion.....................................    2,416      2,052
Stockholders' equity.........................      872      1,770

                                                                    January 1,
                                                  Year Ended         1997 to
                                                 December 31,      November 12,
                                               ------------------  ------------
                                                1995      1996         1997
                                               -------  ---------  ------------
                                                (In thousands, except share
                                                    and per share data)
CSI Statement of Operations Data:
Net revenues.................................  $ 3,808  $   5,868   $   5,579
Cost of revenues, excluding depreciation.....    1,617      2,438       2,052
Selling, general and administrative
 expenses....................................      905        998         831
Depreciation expense.........................      292        393         356
                                               -------  ---------   ---------
Operating income.............................      994      2,039       2,340
Interest expense, net........................      160        165         120
                                               -------  ---------   ---------
Net income...................................  $   834  $   1,874   $   2,220
Net income per share--basic and diluted......  $834.00  $1,874.00   $2,220.00
Weighted average shares outstanding..........    1,000      1,000       1,000
CSI Other Financial Data:
EBITDA(1)....................................  $ 1,286  $   2,432   $   2,696
Cash flows provided by operating activities..      721      2,128       2,897
Cash flows used in investing activities......     (225)       (41)       (311)
Cash flows provided by (used in) financing
 activities..................................     (144)    (2,144)     (2,801)

                                                 December 31,
                                               ------------------
                                                1995      1996
                                               -------  ---------
                                                (In thousands)
CSI Balance Sheet Data:
Cash and cash equivalents....................  $   375  $     318
Working capital (deficit)....................     (322)       445
Total assets.................................    2,037      2,293
Total long-term debt, including current
 portion.....................................    1,446      1,405
Stockholders' equity (deficit)...............      360        676

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Vialog Corporation was founded on January 1, 1996. On November 12, 1997, Vialog Corporation consummated agreements to acquire six private conference service bureaus, all of which became wholly-owned subsidiaries of Vialog Corporation. Prior to the original acquisitions, Vialog Corporation did not conduct any operations, and all activities conducted by it were related to the original acquisitions. On February 10, 1999, Vialog Corporation completed an initial public offering of its common stock and consummated agreements to acquire three private conference service bureaus, all of which became wholly-owned subsidiaries of Vialog Corporation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 1998, 1999 and 2000, and the financial statements and related notes thereto of certain operating centers prior to their acquisition for the years ended December 31, 1995, 1996, 1997 and 1998 and "Selected Financial Data" appearing elsewhere in this Report.

  On October 1, 2000, Vialog Corporation reached a definitive agreement to be acquired by France-based Genesys S.A. (Genesys Conferencing), the largest independent global teleconferencing specialist. The combination of Genesys and Vialog will create the world's largest specialist provider of conferencing services, based on 1999 revenues. The combined proxy statement and registration statement relating to the acquisition, filed by Genesys S.A. on Form F-4, was declared effective by the U.S. Securities and Exchange Commission on February 12, 2001. On March 23, 2001, Vialog shareholders approved the acquisition of Vialog by Genesys and the Genesys shareholders approved the capital increase required for the acquisition of Vialog. Additionally, on March 22, 2001, Vialog and Genesys received commitments from a bank group for a $125 million senior credit facility that will permit Vialog Corporation to refinance its outstanding debt following its acquisition by Genesys. Availability of the credit facility is subject to due diligence, documentation and other customary conditions for a facility of this kind. The closing of the acquisition of Vialog by Genesys is expected to occur in conjunction with the closing of the senior credit facility, which is expected to occur by the end of April 2001.

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

  Prior to the acquisitions, the operating centers were managed as independent private companies, and, as such, their results of operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their levels of historical compensation. Certain officers and employees of the operating centers agreed to reductions in their compensation and benefits in connection with the acquisitions. The difference between the historical compensation and benefits of such individuals and the compensation and benefits they agreed to accept subsequent to the acquisitions is referred to as "Compensation Differential." This Compensation Differential and the related income tax effect are included in Note 2 of the Company's consolidated financial statements included elsewhere herein.

Vialog Corporation

Results of Operations

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Net revenue. Net revenue for fiscal 2000 increased to $77.6 million as compared to $68.6 million for fiscal year 1999, an increase of 13%. The increase was primarily due to increased call volumes for audio and video conferencing services as well as the acquisition of three private conference service bureaus on February 10, 1999, the full year results of which are reflected in 2000. For comparative purposes, the 1999 net revenues attributable to the consolidated operating centers have been included with the surviving operating centers' net revenues. The major components of the increase were (i) an increase in the Reston operating center's net revenues of $3.2 million from $30.6 million in 1999 to $33.8 million in 2000, an increase of 10%, (ii) an increase in the Montgomery operating center's net revenues of $3.3 million, from $18.6 million in 1999 to $21.9 million in 2000, an increase of 18% and (iii) an increase in the Chanhassen operating center's net revenues of $3.1 million, from $12.6 million in 1999 to $15.7 million in 2000, an increase of 25%. These increases were partially offset by a decrease in the Bedford operating center's net revenues of $600,000 which was primarily attributable to decreased volume and transitioning of some traffic to other centers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, increased approximately $1.9 million, or 6%, from $32.4 million in 1999 to $34.3 million in 2000, but decreased as a percentage of revenue from 47.2% in 1999 to 44.2% in 2000. For comparative purposes, the 1999 cost of revenues, excluding depreciation, attributable to the consolidated operating centers have been included with the surviving operating centers' cost of revenues, excluding depreciation. The dollar increase was primarily due to (i) an increase in the Reston operating center's cost of revenues, excluding depreciation, of $1.1 million related to increased telecommunications costs and personnel and related costs associated with increased call volumes, (ii) an increase in the Chanhassen operating center's cost of revenues, excluding depreciation, of approximately $900,000 related to increased volume, and (iii) an increase of approximately $400,000 related to information technology related costs and other technology infrastructure improvements. These increases were partially offset by (i) a net decrease in the Bedford operating center's cost of revenues, excluding depreciation, of approximately $300,000 which was primarily attributable to decreased volume and transitioning of some traffic to other centers and (ii) a decrease in the Montgomery operating center's cost of revenues, excluding depreciation, of approximately $200,000 which was attributable to long distance cost savings experienced as a result of migrating traffic to lower cost long distance service providers during 1999 and 2000. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from the negotiation of lower cost telecommunication contracts and the favorable impact resulting from the acquisition of the three operating centers on February 10, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.8 million, or 21%, from $23.4 million in 1999 to $28.3 million in 2000. The increase primarily reflects the increases in (i) personnel, commissions and related expenses associated with higher sales volume, (ii) expansion of the Company's marketing, market research and communications programs, (iii) investments in the Ready-to-Meet product and web conferencing segment, (iv) increased staffing and outside services in the general and administrative area, (v) approximately $700,000 in additional provision for uncollectible accounts resulting primarily from the implementation of a new billing system in 2000 and (vi) a $1.7 million write-off of costs relating to the Company's exchange offer for its senior notes which was discontinued because of the Company's pending acquisition by Genesys Conferencing. During 1999, the Company wrote off approximately $1.2 million of costs associated with the departure of the Company's Chief Executive Officer and other management staff.

  Depreciation and amortization expense. Depreciation expense increased $1.2 million from $4.2 million in 1999 to $5.4 million in 2000. The increase was primarily due to additions to property and equipment as well as a full year of depreciation during 2000 on the acquired property and equipment related to the acquisition of the three operating centers on February 10, 1999. In addition, amortization of goodwill and intangibles increased approximately $145,000 from $4.1 million to $4.2 million which represents adjustments to the fair value and estimated useful lives of goodwill at the end of 1999 related to the three operating centers acquired on February 10, 1999.

  Non-recurring charges. The results for the year ended December 31, 1999 include a non-recurring charge of approximately $3.0 million, which was incurred during the second quarter of 1999 and related to the consolidation of four of the Company's operating centers. The operating centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which were closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and combined its Cambridge operating center with its corporate offices during the third quarter of 2000. The non-recurring charge included (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of intangible assets, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. As of December 31, 2000, the Company paid out approximately $1.7 million related primarily to personnel reductions and facility closings and wrote off approximately $891,000 of intangible assets and leasehold improvements related to the closed operating centers.

  Components of the non-recurring charge recorded in 1999 and amounts incurred through December 31, 2000 are as follows:

                                  Amount            Amount
                           1999  Incurred Balance  Incurred Adjustments Balance
                          Charge   1999   12/31/99   2000    to Charge  12/31/00
                          ------ -------- -------- -------- ----------- --------
                                                 ($000's)
People related costs....  $  860  $  401   $  459   $  512     $  53      $--
Facility related costs..   1,175     139    1,036      495      (147)      394
Other related costs.....     150     150      --       --                  --
Impairment of intangible
 assets and leasehold
 improvements...........     797     695      102      196        94       --
                          ------  ------   ------   ------     -----      ----
  Totals................  $2,982  $1,385   $1,597   $1,203     $ --       $394
                          ======  ======   ======   ======     =====      ====

  Interest expense, net. Interest expense, net increased $680,000 from $13.5 million in 1999 to $14.2 million in 2000. The increase was primarily due to
(i) $701,000 of interest expense related to borrowings from the Company's revolving credit facility and (ii) $75,000 in increased loan fees related to the credit facility. These increases were partially offset by (i) $67,000 in reduced interest expense related to expired capital lease obligations and (ii) increased interest income of approximately $29,000 due to increased cash balances.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net revenue. Net revenue for fiscal 1999 increased to $68.6 million as compared to $46.8 million for fiscal year 1998, an increase of 47%. The increase was primarily due to increased call volumes for audio and video conferencing services, as well as the acquisition of three private conference service bureaus on February 10, 1999. The major components of the increase were (i) an increase in the Reston operating center's net revenues from $18.4 million to $27.4 million, an increase of 49% (ii) and an increase of $15.8 million related to the Chanhassen (formerly Chaska), Houston and Palm Springs operating centers which were acquired on February 10, 1999 and included in the Company's consolidated results beginning February 11, 1999. These increases were partially offset by a revenue decrease of approximately $3.3 million from the loss of two outsourcing customers that merged with competitors of the Company.

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

  Non-recurring charges. The results for the year ended December 31, 1999 include a non-recurring charge of approximately $3.0 million, which was incurred during the second quarter of 1999 and related to the consolidation of four of the Company's operating centers as discussed more fully above.

  The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery operating centers. In accordance with the consolidation plan, the Atlanta operating center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery operating center as well as other operating centers. The non-recurring charge included (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta operating center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery operating centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta operating center. As of December 31, 2000, approximately $628,000 of such costs had been paid.

  Components of the non-recurring charge recorded in 1998, amounts incurred through December 31, 2000, and adjustments to the charge are as follows:

                                  Amount            Amount                        Amount
                           1998  Incurred Balance  Incurred Adjustments Balance  Incurred Balance
                          Charge   1998   21/31/98   1999    to Charge  12/31/99   2000   12/31/00
                          ------ -------- -------- -------- ----------- -------- -------- --------
                                                          ($000's)
People related costs....  $  373   $315     $ 58     $  4      $ (54)     $--      $--      $--
Facility related costs..     400    --       400      159        202       443      139      304
Other related costs.....     135      8      127        3       (124)      --       --       --
Impairment of intangible
 assets and leasehold
 improvements...........     292      1      291      267        (24)      --       --       --
                          ------   ----     ----     ----      -----      ----     ----     ----
  Totals................  $1,200   $324     $876     $433      $ --       $443     $139     $304
                          ======   ====     ====     ====      =====      ====     ====     ====

  Of the remaining balance from the 1998 and 1999 restructurings, approximately $216,000 is included in accrued expenses at December 31, 2000.

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

Liquidity and Capital Resources

  The Company has funded its operations primarily through a senior debt offering in 1997, a credit facility initiated in 1998 and its initial public stock offering in February 1999. Additionally, in connection with the merger agreement with Genesys Conferencing, Vialog and Genesys received commitments from a bank group for a $125 million senior credit facility that will permit Vialog Corporation to refinance its outstanding debt following its acquisition by Genesys. Availability of the credit facility is subject to due diligence, documentation and other customary conditions for a facility of this kind and is expected to be completed by the end of April 2001. Upon closing, the availability on the facility is expected to provide adequate financing to fund the Company's operations for the foreseeable future.

  The Company generated positive cash flows from operating activities of $5.6 million in 2000 versus $149,000 in 1999 and a negative $5.4 million in 1998 primarily due to increased revenue, reduced telecommunications costs, and reduced personnel and facility related costs resulting from the consolidation of various operating centers. Cash used in investing activities of $10.7 million, $37.5 million and $7.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, includes purchases of property, plant and equipment of $10.7 million, $8.4 million and $7.4 million, respectively. Additionally, cash used in investing activities during 1999 includes cash paid in connection with the acquisitions of operating centers of $29.1 million and cash used in investing activities during 1998 includes $493,000 related to deferred acquisition costs. Cash provided by financing activities of $5.1 million, $37.6 million, and $3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively, represent issuance of common stock and long-term debt and net advances on the Company's line of credit, offset by payments of previously issued debt and payments of indebtedness of the original six acquired private conference service bureaus. Additionally, cash provided by financing activities during 1998 includes proceeds from the initial public offering occurring on February 10, 1999.

  During the first quarter of 2000, Vialog commenced implementation of a new billing system. As previously announced, this new system will enable Vialog to provide on-line, web-based billing, flexible ratings and bill presentation options, ease of implementing billing for new services and improved efficiency in the bill production process. In conjunction with this new billing system, Vialog has converted from per-call billing to monthly billing for many of its customers. Primarily as a result of this change, as well as the need to adapt the new system to meet the specific billing formats requested by customers, the Company has experienced an increase in the aging of its accounts receivable, as well as a short-term disruption in cash flow. Vialog anticipates that as the benefits of the new billing system are realized and as the Company has continued to increase its workforce in the billing and receivables area, the Company's receivables aging and cash flow will improve.

  On November 12, 1997, Vialog completed a private placement of $75.0 million of senior notes. The senior notes bear interest at 12.75% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The senior notes are guaranteed by the operating centers and mature on November 15, 2001. The senior notes are redeemable in whole or in part at the option of Vialog on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In the event of a change in control, as defined in the Indenture, the Company may be required to repurchase all of the outstanding senior notes at 105% of the principal amount plus accrued interest and additional interest, if any (101% of the principal amount if the Company can satisfy a debt incurrence test under the Indenture, which test the Company will likely not satisfy in connection with the Genesys Conferencing acquisition). In conjunction with the announced acquisition of the Company by Genesys Conferencing, the Company's debt will be refinanced to enable the Company to pay or defease the senior notes concurrently within sixty days of the acquisition. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and (viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require Vialog to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. At December 31, 2000 the Company was in compliance with all covenants contained in the Indenture.

  On October 6, 1998, the Company closed a two year, $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. On May 10, 2000 and on November 10, 2000, certain terms of the credit facility were amended. The senior credit facility, as amended, provides for
(i) a term loan in the principal
amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or interest rates ranging from the prime rate plus 1 1/2% to the prime rate plus 2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available senior credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the operating centers and the assets of Vialog Corporation, excluding the ownership interest in each of the operating centers. In October 2000, the credit facility was extended for an additional one year period. The Company is required to maintain compliance with certain financial ratios and tests consisting of a debt service coverage ratio of not less than 1.15:1 determined on a monthly basis and a minimum tangible net worth level of not less than $5.0 million determined on an on-going basis. As of December 31, 2000, the Company was in compliance with the senior credit facility. As of December 31, 2000, the Company had outstanding $375,000 on the term loan, $6.7 million on the equipment term loan, and $7.3 million on the revolving loan.

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

  The Company anticipates that the combination of cash flow from operations and borrowings and the refinancing of its outstanding debt following its acquisition by Genesys Conferencing will meet or exceed its short-term and long-term working capital needs. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

  The Company is highly leveraged. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

Combined Operating Centers and Vialog Corporation

  The combined operating centers' and Vialog Corporation's Statements of Operations data for the years ended December 31, 1998, 1999 and 2000 do not purport to present the financial results or the financial condition of the combined operating centers and Vialog Corporation in accordance with generally accepted accounting principles. Such data represents merely a summation of the net revenues and cost of revenues, excluding depreciation of the individual operating centers and Vialog Corporation on an historical basis, and excludes the effects of pro forma adjustments. This combined data prior to the acquisitions will not be comparable to and may not be indicative of the Company's post-combination results of operations because the operating centers were not under common control or management.

Results of Operations--Combined Operating Centers and Vialog Corporation

  The following unaudited combined data of the operating centers and Vialog Corporation on an historical basis are derived from the respective audited and unaudited financial statements. Such data excludes the effects of pro forma adjustments and is set forth as a percentage of net revenues for the periods presented:

                                            Year Ended December 31,
                                  --------------------------------------------
                                       1998           1999           2000
                                  -------------- -------------- --------------
                                             (Dollars in thousands)
Net revenues..................... $59,819 100.0% $70,539 100.0% $77,587 100.0%
Cost of revenues, excluding
 depreciation....................  29,096  48.6%  33,032  46.8%  34,304  44.2%

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Net revenues. Revenues from all operating centers reflect an increase from $70.5 million in 1999 to $77.6 million in 2000, an increase of $7.0 million, or 10%. Overall, the increase was primarily due to increased call volumes for audio and video conferencing services. The major components of the increase were (i) an increase in the Reston operating center's net revenues of $3.2 million, or 11%, from $30.6 million in 1999 to $33.8 million in 2000, (ii) an increase in the Montgomery operating center's net revenues of $2.9 million, or 15%, from $19.0 million in 1999 to $21.9 million in 2000, (iii) an increase in the Chanhassen operating center's net revenues of $1.6 million, or 12%, all of which were partially offset by (iv) a net decrease in the Bedford operating center's net revenues of $700,000, or 10%. The net decrease in the Bedford operating center was primarily attributable to decreased volume and transitioning of some traffic to other centers.

  Cost of revenues, excluding depreciation. Cost of revenues, excluding depreciation, for the year ended December 31, 2000 increased $1.3 million, or 4%, from $33.0 million in 1999 to $34.3 million in 2000, while decreasing as a percent of revenuesfrom 46.8% in 1999 to 44.2% in 2000. The dollar increase was primarily due to (i) an increase in the Reston operating center's cost of revenues, excluding depreciation, of $1.1 million, or 9%, from $12.9 million in 1999 to $14.0 million in 2000, related to increased telecommunications costs and personnel and related costs associated with increased call volumes,
(ii) an increase in the Chanhassen operating center's cost of revenues, excluding depreciation, of approximately $500,000, or 10%, related to increased volume, and (iii) an increase of approximately $400,000 related to information technology related costs and other technology infrastructure improvements. These increases were partially offset by (i) a net decrease in the Bedford operating center's cost of revenues, excluding depreciation, of approximately $300,000, or 11%, which was primarily attributable to decreased volume and transitioning of some traffic to other centers and (ii) a decrease in the Montgomery operating center's cost of revenues, excluding depreciation, of approximately $400,000, or 5%, which was attributable to long distance cost savings experienced as a result of migrating traffic to lower cost long distance service providers during 1999 and 2000. The decrease as a percentage of revenues was primarily due to an overall reduction in telecommunications cost per minute resulting from the negotiation of lower cost telecommunication contracts.

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

New Accounting Pronouncements

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of "derivative" which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under SFAS 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met. This Statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Liquidity and Capital Resources--Access

  The following table sets forth selected financial information from Access' statements of cash flows:

                                             Year Ended     January 1, 1997 to
                                            December 31,    November 12, 1997
                                           ---------------  ------------------
                                            1995     1996
                                           -------  ------
                                                    (In thousands)
Net cash provided by (used in):
  Operating activities.................... $   821  $2,048       $ 2,932
  Investing activities....................  (1,432)   (795)       (1,704)
  Financing activities....................     771    (839)       (1,549)
                                           -------  ------       -------
Net increase (decrease) in cash and cash
 equivalents.............................. $   160  $  414       $  (321)
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

Liquidity and Capital Resources--CSI

  The following table sets forth selected financial information from CSI's statements of cash flows:

                                              Year Ended
                                             December 31,     January 1, 1997
                                             --------------         to
                                             1995    1996    November 12, 1997
                                             -----  -------  -----------------
                                                     (In thousands)
Net cash provided by (used in):
  Operating activities...................... $ 721  $ 2,128       $ 2,897
  Investing activities......................  (225)     (41)         (311)
  Financing activities......................  (144)  (2,144)       (2,801)
                                             -----  -------       -------
Net increase (decrease) in cash and cash
 equivalents................................ $ 352  $   (57)      $  (215)
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

  Substantial leverage and ability to service debt. The Company is highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. At December 31, 2000, the total indebtedness of the Company was approximately $81.2 million, net of unamortized original issue discount of $940,000. In October 1998, the Company closed a senior credit facility for a principal amount of up to $15.0 million. As of December 31, 2000, the Company had approximately $14.4 million of borrowings outstanding under its senior credit facility. In connection with the merger agreement with Genesys Conferencing, Vialog and Genesys received commitments from a bank group for a $125 million senior credit facility that will permit Vialog Corporation to refinance its outstanding debt following its acquisition by Genesys. Upon closing, the availability on the facility is expected to provide adequate financing to fund the Company's operations for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  If the anticipated acquisition of the Company by Genesys S.A., and the related refinancing of the Company's indebtedness, do not occur, the Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the Indenture and the senior credit facility require the Company to meet certain financial tests, and other restrictions contained in the Indenture and the senior credit facility limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic, industry and competitive conditions, and (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions as well as the closing of the merger with Genesys Conferencing and the related debt refinancing discussed above. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

  The Company derived approximately 9% of its 2000 net revenues from IXCs and LECs which outsource teleconferencing services provided to their respective customers. These telecommunications companies have the financial capability and expertise to deliver such services internally. There can be no assurance that the Company's current IXC and LEC customers will not begin to provide the teleconferencing services currently provided by the Company and pursue such market actively and in direct competition with the Company. Moreover, the Company expects to derive a portion of its future revenues from RBOCs that enter the long distance market and outsource their teleconferencing services. There can be no assurance that the RBOCs will be able to enter the long distance market on a timely basis, if at all; that any RBOC entering the long distance market will offer teleconferencing services; or that any IXC, LEC or RBOC offering such services will outsource services or choose the Company as the provider of such outsourced teleconferencing services. The failure of any such event to occur could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock.

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

  Recent entry into web conferencing markets. Only one of the operating centers offered web conferencing services in 2000, and to date no material revenues have been generated from web conferencing services. Sales people, reservationists, operators and technical support people are involved in ongoing training programs. There can be no assurance that the Company will be able to obtain significant business from web conferencing services or, if obtained, that the Company has the ability to service such business. See "Business--The Company's Conferencing Services."

  Technological considerations. The Company currently derives a substantial portion of its net revenues from the sale of audio teleconferencing services. If the manufacturers of private branch exchanges ("PBXs"), the equipment used by most businesses and institutions to handle their internal telephone requirements, develop improved, cost-effective PBX capabilities for handling teleconferencing calls with the quality and functionality of existing MCUs used in the teleconferencing business, the Company's customers could choose to purchase such equipment and hire the personnel necessary to service their teleconferencing needs through internal telephone systems. The loss of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Additionally, if internet technology can be modified to accommodate multipoint voice transmission with audio quality comparable to that of MCUs used in the teleconferencing business, the availability of such technology could have a material adverse effect on the Company's business, financial condition, results of operations and prospects and could adversely impact the market for the Company's common stock. See "Business--Competition."

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  The Company is exposed to market risk primarily from interest rates on its $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility provides for (i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and
(iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or interest rates ranging from the prime rate plus 1 1/2% to the prime rate plus 2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility.

  The sensitivity analysis below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analysis presented does not consider any additional actions the Company may take to mitigate its exposure to such changes. The market changes, assumed to occur as of December 31, 2000, include a 50 basis point and a 100 basis point change in market interest rates. The hypothetical changes and assumptions may be different from what actually occurs in the future.

  As of December 31, 2000, the Company had no derivative financial instruments to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its revolving line of credit and its long-term obligations. As of December 31, 2000, approximately 16.3% of the Company's credit facility and long-term obligations were floating rate obligations. The detrimental effect on the Company's earnings of the hypothetical 50 basis point and 100 basis point increase in interest rates described above would be approximately $58,000 and $117,000, respectively, before income taxes.

  The Company does not have any other material market risk exposure.

Item 8. Financial Statements and Supplementary Data.

  Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                          Page
                                                                         Numbers
                                                                         -------
HISTORICAL FINANCIAL STATEMENTS
Vialog Corporation
Independent Auditors' Report............................................    34
Consolidated Balance Sheets.............................................    35
Consolidated Statements of Operations...................................    36
Consolidated Statements of Stockholders' Equity (Deficit)...............    37
Consolidated Statements of Cash Flows...................................    38
Notes to Consolidated Financial Statements..............................    39

                             REPORT OF MANAGEMENT

  The accompanying consolidated financial statements and related information of Vialog Corporation and subsidiaries (the "Company") have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts based on management's best estimates and judgments.

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

  The Company's accompanying consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, whose audit was made in accordance with auditing standards generally accepted in the United States of America. Management has made available to KPMG LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG LLP during its audit were valid and appropriate. The Report of Independent Auditors appears below.

Kim A. Mayyasi                            Michael E. Savage
Chief Executive Officer                   Senior Vice President and CFO
and President

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vialog Corporation:

  We have audited the accompanying consolidated balance sheets of Vialog Corporation and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vialog Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary consolidating information in Schedule 1 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the supplementary consolidating financial information is not a required part of the basic financial statements. The supplementary consolidating information referred to in this report has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as whole.

  The accompanying financial statements and supplementary consolidating information have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's senior notes which mature in November 2001. The Company has insufficient earnings and cash flow to redeem the senior notes and has not secured financing to redeem the senior notes, thus raising substantial doubt about its ability to continue as a going concern. Management's plans, which are dependent on its pending acquisition by Genesys S.A., are discussed in
Note 16.

                                          KPMG LLP

Boston, Massachusetts
February 12, 2001 (except with respect to the matters discussed in paragraphs 2, 3 and 4 of Note 16 which are dated April 13, March 23 and March 22, 2001, respectively).

                               VIALOG CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $    547     $    459
  Accounts receivable, net of allowance for doubtful
   accounts of $579 and $1,300 in 1999 and 2000, re-
   spectively........................................     11,637       18,513
  Prepaid expenses...................................        435          489
  Other current assets...............................        310          168
                                                        --------     --------
    Total current assets.............................     12,929       19,629
Property and equipment, net..........................     17,814       22,807
Deferred debt issuance costs.........................      3,801        3,735
Goodwill and intangible assets, net..................     64,094       59,970
Other assets.........................................        583          870
                                                        --------     --------
    Total assets.....................................   $ 99,221     $107,011
                                                        ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit...........................   $  4,770     $  7,341
  Current portion of long-term debt..................      2,332       76,954
  Accounts payable...................................      5,216       15,569
  Accrued interest expense...........................      1,215        1,215
  Accrued expenses and other liabilities.............      3,319        2,950
                                                        --------     --------
    Total current liabilities........................     16,852      104,029
Long-term debt, less current portion.................     75,827        4,255
Other long-term liabilities..........................      1,499          719
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding...........        --           --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; issued: 9,144,200 and 9,859,481 shares
   in 1999 and 2000, respectively; outstanding:
   9,133,569 and 9,848,850 shares in 1999 and 2000,
   respectively......................................         91           98
  Additional paid-in capital.........................     45,602       47,716
  Accumulated deficit................................    (40,603)     (49,759)
  Treasury stock, at cost; 10,631 common shares......        (47)         (47)
                                                        --------     --------
    Total stockholders' equity (deficit).............      5,043       (1,992)
                                                        --------     --------
    Total liabilities and stockholders' equity (defi-
     cit)............................................   $ 99,221     $107,011
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Net revenues..................................  $ 46,820   $ 68,629   $ 77,587
Cost of revenues, excluding depreciation......    24,321     32,387     34,304
Selling, general and administrative expense...    15,196     23,442     28,275
Depreciation expense..........................     2,835      4,190      5,430
Amortization of goodwill and intangibles......     2,490      4,060      4,205
Non-recurring charge..........................     1,200      2,982        --
                                               ---------  ---------  ---------
  Operating income............................       778      1,568      5,373
Interest expense, net.........................   (12,629)   (13,524)   (14,204)
                                               ---------  ---------  ---------
  Loss before income tax expense..............   (11,851)   (11,956)    (8,831)
Income tax expense............................       (26)      (164)      (325)
                                               ---------  ---------  ---------
  Net loss....................................  $(11,877)  $(12,120)  $ (9,156)
                                               =========  =========  =========
Net loss per share--basic and diluted.........  $  (3.27)  $  (1.53)  $  (0.97)
                                               =========  =========  =========
Weighted average shares outstanding........... 3,632,311  7,947,333  9,435,278
                                               =========  =========  =========




          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                           Common Stock                                       Total
                          --------------- Additional                      Stockholders'
                                     Par   Paid-in   Accumulated Treasury    Equity
                           Shares   Value  Capital     Deficit    Stock     (Deficit)
                          --------- ----- ---------- ----------- -------- -------------
Balance at December 31,
 1997...................  3,486,380 $ 35   $11,689    $(16,606)    $--      $ (4,882)
Options exercised.......    204,792    2       104         --       --           106
Options granted to
 employees..............        --   --         47         --       --            47
Issuance of common
 stock..................      2,500  --         14         --       --            14
Net loss................        --   --        --      (11,877)     --       (11,877)
                          --------- ----   -------    --------     ----     --------
Balance at December 31,
 1998...................  3,693,672   37    11,854     (28,483)     --       (16,592)
Options exercised.......    405,297    3       329         --       (47)         285
Options granted to
 employees..............        --   --        511         --       --           511
Exercise of warrants
 related to 8% Notes
 Payable dated February
 24, 1997...............     99,696    1       324         --       --           325
Exercise of warrants
 related to 12 3/4%
 Senior Notes due 2001..    345,535    4       --          --       --             4
Issuance of common stock
 in connection with
 initial public
 offering...............  4,600,000   46    32,584         --       --        32,630
Net loss................        --   --        --      (12,120)     --       (12,120)
                          --------- ----   -------    --------     ----     --------
Balance at December 31,
 1999...................  9,144,200   91    45,602     (40,603)     (47)       5,043
Options exercised.......    371,588    4     2,072         --       --         2,076
Options granted to
 consultants............        --   --         42         --       --            42
Exercise of warrants
 related to 12 3/4%
 Senior Notes due 2001..    343,693    3       --          --       --             3
Net loss................        --   --        --       (9,156)     --        (9,156)
                          --------- ----   -------    --------     ----     --------
Balance at December 31,
 2000...................  9,859,481 $ 98   $47,716    $(49,759)    $(47)    $ (1,992)
                          ========= ====   =======    ========     ====     ========


          See accompanying notes to consolidated financial statements.

                               VIALOG CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Cash flows from operating activities:
 Net loss........................................  $(11,877) $(12,120) $ (9,156)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation....................................     2,835     4,190     5,430
 Amortization of goodwill and intangibles........     2,490     4,060     4,205
 Amortization of debt issuance costs and debt
  discount.......................................     2,994     3,170     3,263
 Provision for doubtful accounts.................       216       413     1,129
 Write-off of deferred offering costs............       --        --      1,710
 Loss on retirement of fixed assets..............       --        --         28
 Compensation expense for issuance of common
  stock and options..............................        47        52        42
 Non-cash portion of non-recurring charges.......       292       797       --
 Changes in operating assets and liabilities, net
  of effects from acquisitions of businesses:
 Accounts receivable.............................    (1,921)   (3,014)   (8,005)
 Prepaid expenses and other current assets.......      (333)      (80)       88
 Other assets....................................      (293)    1,599    (1,703)
 Accounts payable................................       949     1,613    10,353
 Accrued expenses................................    (1,124)     (373)   (1,023)
 Other long-term liabilities.....................       307      (158)     (803)
                                                   --------  --------  --------
 Cash flows provided by (used in) operating ac-
  tivities.......................................    (5,418)      149     5,558
                                                   --------  --------  --------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash ac-
  quired.........................................       --    (29,095)      --
 Additions to property and equipment.............    (7,355)   (8,360)  (10,703)
 Deferred acquisition costs......................      (493)      --        --
                                                   --------  --------  --------
 Cash flows used in investing activities.........    (7,848)  (37,455)  (10,703)
                                                   --------  --------  --------
Cash flows from financing activities:
 Advances on line of credit, net.................     2,057     2,713     2,571
 Proceeds from issuance of long-term debt and
  warrants.......................................     3,306     2,806     4,999
 Payments of long-term debt......................      (676)   (2,021)   (3,037)
 Proceeds from issuance of common stock..........       106    34,299     2,079
 Deferred offering costs.........................      (596)      --        --
 Deferred debt issuance costs....................      (266)     (176)   (1,555)
                                                   --------  --------  --------
 Cash flows provided by financing activities.....     3,931    37,621     5,057
                                                   --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents...........................................    (9,335)      315       (88)
Cash and cash equivalents at beginning of peri-
 od..............................................     9,567       232       547
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $    232  $    547  $    459
                                                   ========  ========  ========
Supplemental disclosures of cash flow informa-
 tion:
 Cash paid during the period for:
 Interest........................................  $  9,917  $ 10,369  $ 10,951
                                                   ========  ========  ========
 Taxes...........................................  $      8  $      4  $    122
                                                   ========  ========  ========
Acquisitions of businesses:
 Assets acquired.................................  $    --   $ 31,041  $    --
 Liabilities assumed and issued..................       --     (1,855)      --
 Common stock issued.............................       --        --        --
                                                   --------  --------  --------
 Cash paid.......................................       --     29,186       --
 Less cash acquired..............................       --        (91)      --
                                                   --------  --------  --------
 Net cash paid for acquisitions of businesses....  $    --   $ 29,095  $    --
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  Vialog Corporation ("the Company") was incorporated in Massachusetts on January 1, 1996 as Interplay Corporation. In January 1997, the Company changed its name to Vialog Corporation. For purposes of these Notes to Consolidated Financial Statements, "the Company" means Vialog Corporation on a stand alone basis prior to November 12, 1997 and Vialog Corporation and its consolidated subsidiaries on and after November 12, 1997. The Company was formed to create a national provider of conferencing services, consisting primarily of operator-attended and operator-on-demand audioconferencing, as well as video and Internet conferencing services. On November 12, 1997, the Company closed a private placement of $75.0 million in senior notes due 2001 (the "Private Placement"). Contemporaneously with the closing of the Private Placement, the Company acquired six private conference service bureaus located in the United States (See Note 2 "Acquisitions"). On February 10, 1999, the Company completed an initial public offering of its common stock and consummated agreements to acquire three private conference service bureaus located in the United States (See Note 2 "Acquisitions").

  Prior to November 12, 1997, the Company did not conduct any operations, and all activities conducted by it related to the acquisitions and the completion of financing transactions to fund the acquisitions.

  On October 1, 2000, the Company reached a definitive agreement to be acquired by France-based Genesys S.A. (Genesys Conferencing). The closing of the acquisition of the Company by Genesys is expected to occur by the end of April 2001 (See Note 16 "Acquisition and Refinancing"). The consolidated financial statements do not include adjustments, if any, related to the acquisition of the company by Genesys.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

follows: three to ten years for office furniture, fixtures and equipment, five to ten years for conferencing equipment, and three to five years for computer equipment. Capitalized lease equipment and leasehold improvements are amortized over the lives of the leases, ranging from three to ten years.

  The Company capitalizes costs related to software obtained for internal use. These costs are included in computer equipment and amortized accordingly. During 1998, 1999 and 2000, these costs were approximately $90,000, $346,000 and $4.2 million, respectively.

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

 (i) Research and Development

  The Company maintains technical support and engineering departments that, in part, develop features and products for group communications. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", the Company charges to expense when incurred (included in cost of revenues) that portion of the department costs which relate to research and development activities. The remaining costs of these departments are charged to expense as incurred and are included in cost of revenues and selling, general and administrative expense. Research and development costs for the years ended December 31, 1998, 1999 and 2000 were approximately $961,000, $1.5 million and $954,000, respectively.

 (j) Stock-Based Compensation

  In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to account for stock options at intrinsic value under

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

Accounting Principles Board Opinion No. 25 with disclosure of the effects of fair value accounting on net income on a pro forma basis (See Note 14 "Employee Benefit Plans").

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

 (l) Loss Per Share

  The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. As the Company has been in a net loss position for the years ended December 31, 1998, 1999 and 2000, common stock equivalents of 1,994,209, 1,332,327 and 1,272,838 for the years ended December 31, 1998, 1999 and 2000, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

 (m) New Accounting Pronouncements

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of "derivative" which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under SFAS 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met. This Statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

Development Corporation ("CDC"), and substantially all of the net assets of Call Points, Inc. ("Call Points") (together, the "Acquired Companies"). These acquisitions occurred contemporaneously with the closing of the Private Placement of a total of $75.0 million in senior notes due 2001 (See Note 8 "Long-Term Debt"). The acquisitions were accounted for using the purchase method.

  The following table sets forth, for each Acquired Company, the consideration paid to its common stockholders in cash and in shares of common stock of the Company.

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
                                                                       -------
                                                                       $57,621
                                                                       =======

  The purchase price exceeded the fair value of the net assets acquired by $52.7 million of which $44.7 million was allocated to goodwill and other intangibles which are being amortized over periods from 6 to 20 years. In addition, at the time of the acquisitions, the Company repaid $2.2 million of long-term debt of the Acquired Companies.

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

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

                                                               1998      1999
                                                              -------  --------
                                                                (Dollars in
                                                              thousands except
                                                              per share data)
Net revenues................................................. $59,819  $ 70,539
Net loss..................................................... $(9,300) $(11,511)
Net loss per share........................................... $ (1.13) $  (1.33)

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

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


(3) CASH, CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

  The Company classifies all investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. The Company's policy is to invest cash primarily in income producing short-term instruments and to keep uninvested cash balances at minimum levels.

  The Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair value of the Company's long-term debt at December 31, 2000 is based on quoted market values. The fair value of the senior notes included in long term debt at March 31, 2001 is estimated at 100% of face value. The estimated fair value has been determined by the Company using available market information. This estimate is not necessarily indicative of the amounts that the Company would realize in the event of debt retirement.

(4) ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Prior to the acquisitions discussed in Note 2 "Acquisitions", the Company had no accounts receivable. At acquisition, the accounts receivable of the Acquired Companies were recorded at fair market value. The activity in the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 is presented below. Included in the category "net increase/deductions from allowance" for the years ended December 31, 1998, 1999 and 2000 were write-offs totaling approximately $86,000, $189,000 and $408,000, respectively, net of recoveries on previously written-off accounts and reserves included as part of the acqusitions occuring on February 10, 1999.

                             Balance             Net Increase/
                               at     Provision   Deductions    Balance
                            Beginning Charged to     from       at End
                            of Period Operations   Allowance   of Period
                            --------- ---------- ------------- ---------
                                              ($000's)
   Year Ended December 31,
    2000...................   $579      $1,129       $(408)     $1,300
   Year Ended December 31,
    1999...................   $164      $  413       $   2      $  579
   Year Ended December 31,
    1998...................   $ 32      $  216       $ (84)     $  164

(5) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
                                                                  ($000's)
   Office furniture and equipment............................ $ 2,416  $  2,498
   Conferencing equipment....................................  13,913    18,986
   Computer equipment........................................   3,916     4,358
   Capitalized lease equipment...............................     825       825
   Leasehold improvements....................................   1,613     2,060
   Computer software.........................................     611     4,856
                                                              -------  --------
                                                               23,294    33,583
   Less: accumulated depreciation............................  (5,480)  (10,776)
                                                              -------  --------
                                                              $17,814  $ 22,807
                                                              =======  ========

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


(6) GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
                                                                  ($000's)
   Goodwill.................................................. $66,833  $ 66,833
   Developed technology......................................   1,930     1,930
   Assembled workforce.......................................     870       870
   Non-compete agreements....................................   1,173     1,173
   Computer software.........................................     144       144
                                                              -------  --------
                                                               70,950    70,950
   Less: accumulated amortization............................  (6,856)  (10,980)
                                                              -------  --------
                                                              $64,094  $ 59,970
                                                              =======  ========

(7) REVOLVING LINE OF CREDIT

  On October 6, 1998, the Company closed a two year, $15.0 million senior credit facility with Coast Business Credit, a division of Southern Pacific Bank. On May 10, 2000 and on November 10, 2000, certain terms of the credit facility were amended. The senior credit facility, as amended, provides for
(i) a term loan in the principal amount of $1.5 million, (ii) a term loan of up to 80% of the purchase price of new and used equipment, not to exceed $9.0 million, and (iii) a revolving loan based on a percentage of eligible accounts receivable. Loans under the senior credit facility bear interest at the higher of 7% or interest rates ranging from the prime rate plus 1 1/2% to the prime rate plus 2%, and interest is based on a minimum outstanding principal balance of the greater of $5.0 million or 33% of the available credit facility. The senior credit facility includes certain early termination fees. The senior credit facility is secured by the assets of each of the Acquired Companies and the assets of Vialog Corporation, excluding the ownership interest in each of the Acquired Companies. In October 2000, the credit facility was extended for an additional one year period. The Company is required to maintain compliance with certain financial ratios and tests consisting of a debt service coverage ratio and a minimum tangible net worth level. The Company is in compliance with all covenants contained in the credit facility at December 31, 2000.

  The average amount of short-term borrowings outstanding during 2000 was approximately $5.9 million with a maximum outstanding of approximately $8.4 million. The weighted average interest rate for the year ended December 31, 2000 was 10.77%. (See Note 16 "Acquisition and Refinancing").

(8) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
                                                              ($000's)
   12 3/4% senior notes payable, due November 15,
    2001, net of unamortized discount of $2,027 and
    $940, respectively...............................   $72,973      $74,061
   Term loans........................................     4,655        7,076
   Capitalized lease obligations.....................       525           72
   Other long-term debt..............................         6          --
                                                        -------      -------
   Total long-term debt..............................    78,159       81,209
   Less current portion..............................     2,332       76,954
                                                        -------      -------
   Total long-term debt, less current portion........   $75,827      $ 4,255
                                                        =======      =======

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


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

Senior Notes Payable

  On November 12, 1997, Vialog completed a Private Placement of $75.0 million of senior notes, Series A. The senior notes bear interest at 12 3/4% per annum, payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The senior notes are guaranteed by the Acquired Companies (see Schedule 1) and mature on November 15, 2001 (see Note 16) and are redeemable in whole or in part at the option of Vialog on or after November 15, 1999 at 110% of the principal amount thereof, and on or after November 15, 2000 at 105% of the principal amount thereof until maturity, in each case together with accrued interest to the date of redemption. In the event of a change in control, as defined in the indenture pursuant to which the senior notes were issued (the "Indenture"), the Company may be required to repurchase all of the outstanding senior notes at 105% of the principal amount plus accrued interest and additional interest, if any (101% of the principal amount if the Company can satisfy a debt incurrence test under the Indenture, which test the Company will likely not satisfy in connection with the Genesys Conferencing acquisition). In conjunction with the announced acquisition of the Company by Genesys Conferencing, the Company's debt will be refinanced to enable the Company to pay or defease the senior notes concurrently within sixty days of the acquisition. The Indenture contains restrictive covenants with respect to the Company that among other things, create limitations (subject to certain exceptions) on (i) the incurrence of additional indebtedness, (ii) the ability of the Company to purchase, redeem or otherwise acquire or retire any common stock or warrants, rights or options to acquire common stock, to retire any subordinated indebtedness prior to final maturity or to make investments in any person, (iii) certain transactions with affiliates, (iv) the ability to materially change the present method of conducting business, (v) the granting of liens on property or assets, (vi) mergers, consolidations and the disposition of assets, (vii) declaring and paying any dividends or making any distribution on shares of common stock, and
(viii) the issuance or sale of any capital stock of the Company's subsidiaries. The Indenture does not require Vialog to maintain compliance with any financial ratios or tests, except with respect to certain restrictive covenants noted above. The Company is in compliance with all covenants contained in the Indenture at December 31, 2000.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

Warrants to purchase 1,059,303 common shares at an exercise price of $.01 per share were issued in conjunction with the senior notes. Of the total issued, 756,645 warrants were attached to the senior notes and 302,658 were issued to Jefferies and Company, Inc., the initial purchaser of the senior notes, as part of its compensation for services rendered in connection with such offering. The value of the warrants attached to the senior notes was $4.4 million and was recorded as debt discount and additional paid-in capital. The value of the warrants issued, which represented additional consideration to the initial purchaser of the senior notes, was $1.7 million and was recorded as deferred debt issuance costs. In addition, the Company incurred commissions of $3.8 million and legal and other costs of $2.1 million. The deferred debt issuance costs are being amortized over the life of the senior notes. The warrants may be exercised between November 1997 and November 2001. In 2000, 343,693 of the warrants discussed above were exercised. The proceeds from the senior notes were used to complete the acquisitions (see Note 2 "Acquisitions"), repay outstanding indebtedness and fund working capital requirements. On February 12, 1998, Vialog offered to exchange (the "Exchange Offer") senior notes, Series B for senior notes, Series A. The form and terms of the senior notes, Series B are identical in all material respects to the form and terms of the senior notes, Series A except for certain transfer restrictions and registration rights relating to the senior notes, Series A. The Exchange Offer terminated on March 26, 1998 with all of the senior notes, Series A being exchanged by investors for senior notes, Series B. (See Note 16 "Acquisition and Refinancing").

Interest Income (Expense), Net

  Interest income (expense), net consists of the following:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                           ($000's)
   Interest income............................... $    233  $     69  $     42
   Interest expense..............................  (12,862)  (13,593)  (14,246)
                                                  --------  --------  --------
   Interest income (expense), net................ $(12,629) $(13,524) $(14,204)
                                                  ========  ========  ========

(9) ACCRUED EXPENSES

  Accrued expenses consist primarily of the following:

                                                     December 31, December 31,
                                                         1999         2000
                                                     ------------ ------------
                                                          (In thousands)
   Accrued payroll and related costs................    $  913       $  444
   Accrued restructuring and severance related
    costs...........................................       964          216
   Accrued software license fees....................       --           856
   Accrued other....................................     1,442        1,434
                                                        ------       ------
                                                        $3,319       $2,950
                                                        ======       ======

(10) COMMITMENTS AND CONTINGENCIES

  The Company conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through July 2008. Certain long-term capital leases have been included in property and equipment and long-term debt in the accompanying consolidated balance sheets.

  During 2000, the Company combined its corporate offices and its Cambridge, Massachusetts operating center into a new leased facility located in Bedford, Massachusetts. The lease for the Bedford facility provides for a total of approximately 27,868 square feet at a base rate of $24.00 per square foot (escalating to $25.00 per square foot in years four through five of the lease) with an expiration date of May 15, 2005. The effect of this lease is included in the minimum lease payment schedule below.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

  Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

                                                              Capital Operating
      Year Ending December 31,                                Leases   Leases
      ------------------------                                ------- ---------
                                                                  ($000's)
      2001..................................................    $73    $ 3,148
      2002..................................................      1      2,991
      2003..................................................    --       2,851
      2004..................................................    --       2,767
      2005..................................................    --       1,339
      Thereafter............................................    --         566
                                                                ---    -------
      Total minimum lease payments..........................     74    $13,662
                                                                       =======
      Less: Amount representing interest on capital leases..     (2)
                                                                ---
      Present value of minimum lease payments at December
       31, 2000.............................................    $72
                                                                ===

  Total operating lease rental expense for Vialog for the years ended December 31, 1998, 1999 and 2000 was $1.5 million, $2.2 million, and $2.6 million, respectively.

(11) NON-RECURRING CHARGES

  The results for the year ended December 31, 1998 include a non-recurring charge of $1.2 million related to the consolidation of the Atlanta and Montgomery Operating Centers. In accordance with the consolidation plan, the Atlanta Operating Center remained staffed through January 1999, after which time the Atlanta facility was vacated and its traffic managed by conference coordinators in the Montgomery Center as well as other Operating Centers. The non-recurring charge includes (i) $373,000 associated with personnel reductions of approximately 45 operator, customer service, technical support and general and administrative positions in the Atlanta Center, (ii) $400,000 associated with lease costs for the Atlanta facility from the exit date through the lease termination date (net of estimated sublease income), (iii) $135,000 associated with legal fees and other exit costs, (iv) $77,000 associated with the disposal of furniture and equipment in both the Atlanta and Montgomery Centers, and (v) $215,000 associated with the impairment of intangible assets (assembled workforce) in the Atlanta Center. During the years ended December 31, 1998, 1999 and 2000, the Company paid out approximately $324,000, $166,000 and 139,000, respectively. At December 31, 2000, approximately $304,000 of the original accrual for the non-recurring charge was remaining for estimated costs still to be incurred related to the consolidation.

  Components of the non-recurring charge recorded in 1998, amounts incurred through December 31, 2000, and adjustments to the charge are as follows:

                                  Amount            Amount                        Amount
                           1998  Incurred Balance  Incurred Adjustments Balance  Incurred Balance
                          Charge   1998   12/31/98   1999    to Charge  12/31/99   2000   12/31/00
                          ------ -------- -------- -------- ----------- -------- -------- --------
                                                          ($000's)
People related costs....  $  373   $315     $ 58     $  4      $ (54)     $--      $--      $--
Facility related costs..     400    --       400      159        202       443      139      304
Other related costs.....     135      8      127        3       (124)      --       --       --
Impairment of intangible
 assets and leasehold
 improvements...........     292      1      291      267        (24)      --       --       --
                          ------   ----     ----     ----      -----      ----     ----     ----
  Totals................  $1,200   $324     $876     $433      $ --       $443     $139     $304
                          ======   ====     ====     ====      =====      ====     ====     ====

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


  The results for the year ended December 31, 1999 include a $3.0 million non-recurring charge related to the consolidation of four of the Company's Operating Centers. The Operating Centers affected include Oradell, New Jersey and Danbury, Connecticut, which the Company closed in the third quarter of 1999; and Houston, Texas, and Palm Springs, California, which the Company closed in the fourth quarter of 1999. In conjunction with these closings, the Company expanded its other facilities to accommodate the transitioned business. In addition, the Company relocated its corporate offices during the second quarter of 2000 and combined its Cambridge Operating Center with its corporate offices during the third quarter of 2000. The non-recurring charge includes (i) approximately $1.2 million associated with facility lease costs from the exit dates through the lease termination dates (net of estimated sublease income), (ii) $860,000 associated with personnel reductions of approximately 130 conference coordinators, customer service, technical support, and general and administrative positions, (iii) $683,000 associated with the impairment of certain intangible assets consisting of assembled workforce and developed technology, (iv) $150,000 associated with legal fees and other exit costs, and (v) $114,000 associated with the write-off of leasehold improvements. During the years ended December 31, 1999 and 2000, the Company paid out approximately $690,000 and $1.0 million, respectively, related primarily to personnel reductions and facility closings, and wrote off approximately $695,000 and $196,000, respectively, of intangible assets and leasehold improvements related to the closed Operating Centers. At December 31, 2000, approximately $394,000 of the original accrual for the non-recurring charge was remaining for estimated facility related costs still to be incurred related to the consolidation.

  Components of the non-recurring charge recorded in 1999 and amounts incurred through December 31, 2000 are as follows:

                                  Amount            Amount
                           1999  Incurred Balance  Incurred Adjustments Balance
                          Charge   1999   12/31/99   2000    to Charge  12/31/00
                          ------ -------- -------- -------- ----------- --------
                                                 ($000's)
People related costs....  $  860  $  401   $  459   $  512     $  53      $--
Facility related costs..   1,175     139    1,036      495      (147)      394
Other related costs.....     150     150      --       --        --        --
Impairment of intangible
 assets and leasehold
 improvements...........     797     695      102      196        94       --
                          ------  ------   ------   ------     -----      ----
  Totals................  $2,982  $1,385   $1,597   $1,203     $ --       $394
                          ======  ======   ======   ======     =====      ====

  Of the remaining balance from the 1998 and 1999 restructurings, approximately $216,000 related to leases of vacated properties is included in accrued expenses at December 31, 2000.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

(12) PROVISION FOR INCOME TAXES

  Income tax (expense) benefit for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                         Current Deferred Total
                                                         ------- -------- -----
                                                                ($000's)
   December 31, 1998
     Federal............................................  $ --    $ --    $ --
     State..............................................   (125)     99     (26)
                                                          -----   -----   -----
                                                          $(125)  $  99   $ (26)
                                                          =====   =====   =====
   December 31, 1999
     Federal............................................  $ --    $ --    $ --
     State..............................................    (53)   (111)   (164)
                                                          -----   -----   -----
                                                          $ (53)  $(111)  $(164)
                                                          =====   =====   =====
   December 31, 2000
     Federal............................................  $ --    $ --    $ --
     State..............................................   (325)    --     (325)
                                                          -----   -----   -----
                                                          $(325)  $ --    $(325)
                                                          =====   =====   =====

  Income tax (expense) benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                      1998     1999     2000
                                                     -------  -------  -------
                                                            ($000's)
   Computed "expected" tax benefit.................  $ 4,029  $ 4,065  $ 3,003
   State and local income taxes, net of federal tax
    benefit........................................      754     (102)    (215)
   Nondeductible amounts and other differences.....     (186)    (338)    (326)
   Change in valuation allowance for deferred taxes
    allocated to Federal income tax expense........   (4,772)  (3,789)  (2,787)
   Other...........................................      149      --       --
                                                     -------  -------  -------
     Tax (expense) benefit.........................  $   (26) $  (164) $  (325)
                                                     =======  =======  =======

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

  The tax effects of temporary differences that give rise to significant portion of deferred tax assets and liabilities are presented below:

                                                    1998      1999      2000
                                                  --------  --------  --------
                                                           ($000's)
   Deferred tax assets (liabilities):
     Organizational expenditures and start-up
      costs...................................... $  1,795  $  1,280  $    818
     Accrual to cash accounting adjustment.......     (126)     (115)      (35)
     Purchased in-process R&D and other intangi-
      bles amortized for tax purposes over 15
      years......................................    3,031     2,236     1,701
     Federal and state net operating loss
      carryforwards..............................    6,198    11,215    14,584
     Capital loss and charitable contribution
      carryforwards..............................        3         5         5
     Property and equipment......................     (441)   (1,231)   (1,647)
     Bad debts...................................       66       375       576
     Original issue discount amortization........       96       126        91
     Non-recurring charge........................      246        92       --
     Deferred compensation.......................      409       274        22
     Other.......................................       63     1,398       727
     Valuation allowance.........................  (11,241)  (15,606)  (16,842)
                                                  --------  --------  --------
       Net deferred tax asset.................... $     99  $     49  $    --
                                                  ========  ========  ========

  Vialog had net operating loss carryforwards of $42.0 million at December 31, 2000, of which $3.0 million expires in 2012 and $39.0 million expires between 2018 and 2020. Utilization of the net operating losses may be subject to an annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and are recognized subsequent to the acquisitions will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 2000, $1.4 million of the Company's net operating loss carryforward deferred tax asset of $14.6 million pertains to the Acquired Companies and $2,000 of the Company's $5,000 capital loss and charitable contribution carryforward deferred tax asset pertains to the Acquired Companies, the future benefit of which will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions prior to reducing the Company's income tax expense.

(13) STOCKHOLDERS' EQUITY

 (a) Common Stock Split

  On October 16, 1997, the Board of Directors approved a 2-for-1 stock split of the Company's common stock. All prior periods have been restated to reflect this stock split effected as a recapitalization.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

 (b) Preferred Stock

  On February 14, 1997, the stockholders voted to authorize 10,000,000 shares of preferred stock. Through December 31, 2000, the Company has not issued any shares of preferred stock, nor have any shares been outstanding.

 (c) Warrants

  During 1997, the Company issued warrants to purchase common stock in connection with certain financing transactions (see Note 8 "Long-Term Debt"). During 1999 and 2000, 345,540 and 343,693 shares, respectively, of common stock were issued upon the exercise of warrants, leaving 370,070 shares of the original 1,059,303 shares subject to issuance under the warrants unexercised.

(14) EMPLOYEE BENEFIT PLANS

 (a) The 1999 Stock Plan

  On April 29, 1999 and July 29, 1999, the Board of Directors and the Company's stockholders, respectively, approved the Company's 1999 Stock Plan (the "1999 Plan"). The purpose of the 1999 Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the plan may take the form of one or more of: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NQSOs");
(iii) stock appreciation rights ("SARs"); and (iv) stock purchases or awards.

  The Compensation Committee administers the 1999 Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 1,500,000 shares as of December 31, 1999 and 2000. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

  The 1999 Plan will remain in effect until April 29, 2009 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the Company's stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

 (b) The 1996 Stock Plan

  On February 14, 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Stock Plan (the "1996 Plan"). The purpose of the 1996 Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the plan may take the form of one or more of: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NQSOs"); (iii) stock appreciation rights ("SARs"); and (iv) restricted stock.

  The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

3,250,000 shares as of December 31, 1999 and 2000. Shares of common stock attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

  The 1996 Plan will remain in effect until February 14, 2006 unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the Company's stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

  The following is a summary of stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Options outstanding at December 31, 1997......... 1,342,401       $2.40
     Granted........................................   823,175        6.60
     Exercised......................................  (215,334)       0.98
     Cancelled......................................  (354,680)       4.96
                                                     ---------       -----
   Options outstanding at December 31, 1998......... 1,595,562        4.19
     Granted........................................ 1,440,878        5.49
     Exercised......................................  (410,240)       1.00
     Cancelled......................................  (678,658)       6.03
                                                     ---------       -----
   Options outstanding at December 31, 1999......... 1,947,542        5.18
     Granted........................................ 1,211,270        7.03
     Exercised......................................  (371,588)       5.56
     Cancelled......................................  (320,335)       6.76
                                                     ---------       -----
   Options outstanding at December 31, 2000......... 2,466,889       $5.82
                                                     =========       =====

  The options generally vest in equal quarterly installments over 3 years and have a 10 year term. At December 31, 1998, 1999 and 2000, 551,704, 747,100 and
1,191,930 options, respectively, were exercisable at weighted average exercise prices of $1.79, $5.17, and $4.84 per share, respectively. At December 31, 2000, there were 859,863 additional shares available for grant under the Plans.

  The following is a summary of options outstanding and exercisable at December 31, 2000:

                           Options Outstanding                  Options Exercisable
              --------------------------------------------- ----------------------------
   Range of     Number                     Weighted Average   Number
   Exercise   Outstanding Weighted Average    Remaining     Exercisable Weighted Average
   Prices     At 12/31/00  Exercise Price  Contractual Life At 12/31/00  Exercise Price
   --------   ----------- ---------------- ---------------- ----------- ----------------
   $0.01-
    $0.01          9,000       $ 0.01            2.30 years      6,000       $ 0.01
   $0.28-
    $0.28         12,000       $ 0.28            0.75           12,000       $ 0.28
   $2.00-
    $2.00        205,000       $ 2.00            6.51          205,000       $ 2.00
   $3.11-
    $3.63        471,744         3.42            8.44          219,747         3.41
   $4.00-
    $4.63        337,372         4.09            8.56          123,088         4.10
   $5.00-
    $5.69        453,756         5.38            8.34          200,472         5.45
   $5.75         192,986         5.75            4.33          192,961         5.75
   $6.25-
    $8.00        309,661         7.84            4.78          202,819         7.90
   $10.00-
    $10.66       475,370        10.47            9.48           29,843        10.02
               ---------                                     ---------
               2,466,889         5.82            7.64        1,191,930         4.84
               =========                                     =========

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


  The Company applies APB Opinion No. 25 accounting for stock issued to employees in accounting for its Plan and, accordingly, compensation cost is only recognized in the financial statements for stock options granted to employees when the fair value on the grant date exceeds the exercise price. Had the Company determined compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, its net loss would have been increased to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                    ($000's except per share
                                                             data)
   Net loss
     As reported.................................. $(11,877) $(12,120) $ (9,156)
     Pro forma.................................... $(12,588) $(13,078) $(10,668)
   Loss per share
     As reported.................................. $  (3.27) $  (1.53) $  (0.97)
     Pro forma.................................... $  (3.47) $  (1.65) $  (1.13)

  The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000, respectively, were $4.40, $3.69, and $5.33 for ISOs and $6.42, $4.78, and $3.95 for NQSOs on the date of grant. The pro forma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions; (i) a 75% volatility factor for 1998 based on comparable companies and 93% and 90% volatility factors for 1999 and 2000, respectively, based on the Company's average trading price since the IPO; (ii) no dividend yield; (iii) a discount rate equal to the rates available on U.S. Treasury Strip (zero coupon) bonds on the grant dates of 4.45%, 5.08%, and 5.17% in 1998, 1999 and 2000, respectively, and (iv) an average option life of five years for all periods.

 (c) Vialog Retirement Plan

  The Company maintains a defined contribution retirement plan (the "Vialog Plan") under Section 401(k) of the Internal Revenue Code which is available to all eligible employees. The Vialog Plan provides various alternative investment funds in which the employee may elect to contribute pre-tax savings on a tax deferred basis. Employee contributions to the Vialog Plan vest with the employee immediately.

 (d) Employment Agreements

  Certain of the Company's executive officers have entered into employment agreements with the Company which provide for severance payments in the event their employment is terminated prior to the expiration of their employment terms. The severance terms range from six months to three years, depending on the timing and circumstances of the termination.

(15) RELATED PARTY TRANSACTIONS

  The following summarizes the significant related party transactions:

    (a) During 1998, 1999 and 2000, the Company paid approximately $845,000, $692,000, and $322,000, respectively, for legal fees to a firm having a member who is also a director of the Company.

    (b) For certain months during the years ended December 31, 1998 and 1999 one of the Company's stockholders provided consulting services to the Company for a monthly fee of $10,000.

    (c) During 1999 and 2000, respectively, TCC generated revenues of $178,184 and $160,549 for teleconferencing services provided to customers of a company owned by the spouse of a Company stockholder.

                              VIALOG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


    (d) The Company has implemented a policy whereby neither the Company nor any subsidiary (which includes the Acquired Companies) will enter into contracts or business arrangements with persons or entities owned in whole or in part by officers or directors of the Company or any subsidiary except on an arms-length basis and with the approval of the Company's Board of Directors. The Company's bylaws require that any approval must be by a majority of the independent directors then in office who have no interest in such contract or transaction.

(16) ACQUISITION AND REFINANCING

  On October 1, 2000, Vialog Corporation reached a definitive agreement to be acquired by France-based Genesys S.A. (Genesys Conferencing).

  The merger agreement provides that Vialog shareholders will receive Genesys American Depositary Shares (ADSs) in exchange for their Vialog shares upon closing. The exchange ratio will be determined on the basis of the volume-weighted average share price of Genesys shares on Euronext-Paris for the 10 consecutive trading days ending on the second trading day prior to the day of the closing. If the transaction had closed on April 13, 2001, the exchange ratio would have been 0.6703 ADSs for each Vialog share, resulting in Vialog shareholders receiving approximately 24.8% of Genesys outstanding shares, after giving effect to Genesys' recent acquisition of Astound Incorporated. The ADSs will begin trading on the Nasdaq Stock Market, under the symbol "GNSY" after the merger. The registration statement relating to the acquisition, filed by Genesys S.A. on Form F-4, was declared effective by the U.S. Securities and Exchange Commission on February 12, 2001.

  On March 23, 2001, Vialog's shareholders approved the acquisition of Vialog by Genesys, and Genesys' shareholders approved the capital increase required for the acquisition of Vialog.

  Additionally, on March 22, 2001, Vialog and Genesys received commitments from a bank group for a $125 million senior credit facility that will permit Vialog Corporation to refinance its outstanding debt following its acquisition by Genesys. Availability of the credit facility is subject to due diligence, documentation and other customary conditions for a facility of this kind.

  The closing of the acquisition of Vialog by Genesys is expected to occur in conjunction with the closing of the senior credit facility, which is expected to occur by the end of April 2001.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflect all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                       Year Ended December 31, 2000
                                ----------------------------------------------
                                  First       Second      Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------
                                     (In thousands, except share data)
Net revenues..................  $   19,224  $   19,398  $   19,165  $   19,800
Income from operations........       2,431       2,647          38         257
Net loss......................      (1,191)     (1,087)     (3,731)     (3,147)
Net loss per share, basic and
 diluted......................  $    (0.13) $    (0.12) $    (0.39) $    (0.32)
Weighted average shares out-
 standing, basic and diluted..   9,135,712   9,373,226   9,496,301   9,702,126

                               VIALOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)


                                       Year Ended December 31, 1999
                                ----------------------------------------------
                                  First       Second      Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------
                                     (In thousands, except share data)
Net revenues..................  $   15,882  $   18,031  $   17,002  $   17,714
Income (loss) from opera-
 tions........................       1,704      (1,869)        963         770
Net loss......................      (1,717)     (5,208)     (2,478)     (2,717)
Net loss per share, basic and
 diluted......................  $    (0.28) $    (0.61) $    (0.28) $    (0.30)
Weighted average shares out-
 standing, basic and diluted..   6,032,774   8,562,249   8,739,225   8,983,647

                                  SCHEDULE 1

          SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  The 12 3/4% senior notes due November 15, 2001, in the aggregate principal amount of $75.0 million, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below as of and for the years ended December 31, 1998, 1999 and 2000. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                              VIALOG CORPORATION

     SCHEDULE 1 SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                           Vialog                      Call
                           Corp.    Access     CSI    Points    TCC    Americo   CDC    Eliminations Consolidated
                          --------  -------  -------  -------  ------  -------  ------  ------------ ------------
                                                              ($000's)
Balance Sheet
Information as of
December 31, 1998
Total current assets....  $ (3,873) $ 4,845  $ 2,492  $ 3,843  $1,620  $ (746)  $  628    $    --      $  8,809
Property and equipment,
net.....................       561    5,914    1,642    2,054     994     605      217         --        11,987
Investment in
subsidiaries............    57,121      --       --       --      --      --       --      (57,121)         --
Goodwill and intangible
assets, net.............       --    15,021   14,120    3,617   3,738   2,812    2,371         --        41,679
Other assets............     6,351      260       79      --       27      66        8         --         6,791
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total assets...........  $ 60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Current liabilities.....  $  5,695  $ 2,052  $ 1,055  $ 1,416  $  550  $  337   $   82    $    --      $ 11,187
Long-term debt,
excluding current
portion.................    73,814        8      209      --       88      70      --          --        74,189
Other liabilities.......       --       187      264      --      --      --        31         --           482
Stockholders' equity
(deficit)...............   (19,349)  23,793   16,805    8,098   5,741   2,330    3,111     (57,121)     (16,592)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Total liabilities and
 stockholders' equity
 (deficit)..............  $ 60,160  $26,040  $18,333  $ 9,514  $6,379  $2,737   $3,224    $(57,121)    $ 69,266
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Statement of Operations
Information for the Year
Ended December 31, 1998
Net revenues............  $    --   $18,361  $ 7,594  $10,144  $5,936  $2,824   $2,682    $   (721)    $ 46,820
Cost of revenues,
excluding depreciation..         3    8,506    3,225    6,749   3,189   1,712    1,658        (721)      24,321
Selling, general and
administrative
expenses................     9,972    1,318      679      626     967   1,001      633           7       15,196
Depreciation expense....        81    1,458      413      450     252     115       66         --         2,835
Amortization of goodwill
and intangibles.........       --       881      865      253     204     156      131         --         2,490
Non-recurring charge....       --       --     1,200      --      --      --       --          --         1,200
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Operating income
 (loss).................   (10,056)   6,198    1,212    2,066   1,324    (160)     194         --           778
Interest income
(expense), net..........   (12,521)       8      (63)     --      (35)    (25)       7         --       (12,629)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Loss before income tax
 expense................   (22,577)   6,206    1,149    2,066   1,289    (185)     201         --       (11,851)
Income tax expense......       --       (26)     --       --      --      --       --          --           (26)
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
 Net income (loss)......  $(22,577) $ 6,180  $ 1,149  $ 2,066  $1,289  $ (185)  $  201    $    --      $(11,877)
                          ========  =======  =======  =======  ======  ======   ======    ========     ========
Cash Flow Information
for the Year Ended
December 31, 1998
Cash flows provided by
(used in) operating
activities..............  $(11,980) $ 3,992  $ 1,525  $   459  $  459  $   98   $   29    $    --      $ (5,418)
Cash flows used in
investing activities....    (1,065)  (4,066)  (1,171)    (887)   (363)   (109)    (187)        --        (7,848)
Cash flows provided by
(used in) financing
activities..............     4,739     (366)    (244)     --     (142)    (56)     --          --         3,931
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
Net increase (decrease)
in cash and cash
equivalents.............    (8,306)    (440)     110     (428)    (46)    (67)    (158)        --        (9,335)
Cash and cash
equivalents at the
beginning of period.....     8,396      440      (49)     489      46      67      178         --         9,567
                          --------  -------  -------  -------  ------  ------   ------    --------     --------
Cash and cash
equivalents at the end
of period...............  $     90  $   --   $    61  $    61  $  --   $  --    $   20    $    --      $    232
                          ========  =======  =======  =======  ======  ======   ======    ========     ========

-----
  See accompanying independent auditor's report.

                              VIALOG CORPORATION

     SCHEDULE 1 SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

                    Vialog                      Call                                                      Elimin-   Consol-
                    Corp.    Access   CSI(1)   Points    TCC    Americo   CDC     ABCC     CPI     ABCI    ations    idated
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
                                                              ($000's)
Balance Sheet
Information as of
December 31, 1999
Total current
assets...........  $(17,906) $13,891  $   --   $ 8,026  $3,739  $(1,072) $  327  $ 4,222  $  765  $1,078  $   (141) $ 12,929
Property and
equipment, net...       904    7,774      --     4,541     981      526     119    2,235     371     363       --     17,814
Investment in
subsidiaries.....    85,696      --       --       --      --       --      --       --      --      --    (85,696)      --
Goodwill and
intangible
assets, net......       --    13,881      --    16,635   3,532    2,513   2,156   14,409   5,556   5,412       --     64,094
Other assets.....     4,841      134      --        64      10       65       6      --      --       25      (761)    4,384
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Total assets....  $ 73,535  $35,680  $   --   $29,266  $8,262  $ 2,032  $2,608  $20,866  $6,692  $6,878  $(86,598) $ 99,221
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========
Current
liabilities......  $ 10,571  $ 1,721  $   --   $   854  $  434  $    (1) $    9  $   574  $  164  $  150  $  2,376  $ 16,852
Long-term debt,
excluding current
portion..........    77,628      --       --        57      29       45     --       --      --      127    (2,059)   75,827
Other
liabilities......       525      --       --       419     --       589     222      --      735      49    (1,040)    1,499
Stockholders'
equity
(deficit)........   (15,189)  33,959      --    27,936   7,799    1,399   2,377   20,292   5,793   6,552   (85,875)    5,043
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit).......  $ 73,535  $35,680  $     7  $29,266  $8,262  $ 2,032  $2,608  $20,866  $6,692  $6,878  $(86,598) $ 99,221
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========
Statement of
Operations
Information for
the Year Ended
December 31, 1999
Net revenues.....  $    --   $27,425  $   374  $15,178  $6,858  $ 1,385  $2,124  $ 9,248  $3,207  $3,350  $   (520) $ 68,629
Cost of revenues,
excluding
depreciation.....       --    12,480      236    8,435   3,326      857   1,635    3,079   1,580   1,279      (520)   32,387
Selling, general
and
administrative
expenses.........    15,075    2,060       26    1,520     988      261     359    1,440     782     931       --     23,442
Depreciation
expense..........       202    1,761       40    1,125     263      120     168      229     136     146       --      4,190
Amortization of
goodwill and
intangibles......       --       875       72    1,033     204      150     129      852     374     371       --      4,060
Non-recurring
charge...........       454      --       --       --      --       911     567      --      721     329       --      2,982
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Operating income
 (loss)..........   (15,731)  10,249      --     3,065   2,077     (914)   (734)   3,648    (386)    294       --      1,568
Interest income
(expense), net...   (13,426)       3       (4)     (30)    (20)     (13)    --       --        8     (42)      --    (13,524)
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Loss before
 income tax
 expense.........   (29,157)  10,252       (4)   3,035   2,057     (927)   (734)   3,648    (378)    252       --    (11,956)
Income tax
expense..........       --      (164)     --       --      --       --      --       --      --      --        --       (164)
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
 Net income
 (loss)..........  $(29,157) $10,088  $    (4) $ 3,035  $2,057  $  (927) $ (734) $ 3,648  $ (378) $  252  $    --   $(12,120)
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========
Cash Flow
Information for
the Year Ended
December 31, 1999
Cash flows
provided by (used
in) operating
activities.......  $ (8,433) $ 3,580  $(1,454) $ 3,673  $  291  $    (4) $  132  $ 1,715  $  103  $  546  $    --   $    149
Cash flows used
in investing
activities.......   (29,641)  (3,621)   1,602   (3,612)   (250)     (41)    (70)  (1,701)    (70)    (51)      --   $(37,455)
Cash flows
provided by (used
in) financing
activities.......    38,370       (8)    (209)     (31)    (41)      45     --       --      --     (505)      --     37,621
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
Net increase
(decrease) in
cash and cash
equivalents......       296      (49)     (61)      30     --       --       62       14      33     (10)      --        315
Cash and cash
equivalents at
the beginning of
period...........        90      --        61       61     --       --       20      --      --      --        --        232
                   --------  -------  -------  -------  ------  -------  ------  -------  ------  ------  --------  --------
Cash and cash
equivalents at
the end of
period...........  $    386  $   (49) $   --   $    91  $  --   $   --   $   82  $    14  $   33  $  (10) $    --   $    547
                   ========  =======  =======  =======  ======  =======  ======  =======  ======  ======  ========  ========

----
(1) On January 31, 1999 this operating center was closed and merged into Call Points. The Statement of Operations and Cash Flow data for this operating center represents activity from January 1, 1999 through January 31, 1999.
See accompanying independent auditor's report.

                              VIALOG CORPORATION

     SCHEDULE 1 SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000--(Continued)

                    Vialog             Call
                    Corp.    Access   Points    ABCC      TCC     ABCI    CPI    Americo   CDC    Eliminations Consolidated
                   --------  -------  -------  -------  -------  ------  ------  -------  ------  ------------ ------------
Balance Sheet
Information as
of December 31,
2000                                                          ($000's)
Total current
assets..........   $(42,843) $26,923  $16,172  $13,759  $ 6,423  $  616  $ (178) $(1,338) $   95    $    --      $ 19,629
Property and
equipment, net..      2,060   10,221    6,881    1,955      762     225     229      407      67         --        22,807
Investment in
subsidiaries....     86,307      --       --       --       --      --      --       --      --      (86,307)         --
Goodwill and
intangible
assets, net.....        --    13,019   15,532   13,450    3,326   5,077   5,157    2,374   2,035         --        59,970
Other assets....      4,226      246       53       22        9     --      --        49     --          --         4,605
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Total assets...   $ 49,750  $50,409  $38,638  $29,186  $10,520  $5,918  $5,208  $ 1,492  $2,197    $(86,307)    $107,011
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Current
liabilities.....   $101,956  $   489  $ 1,030  $   271  $   190  $  (66) $   51  $   111  $   (3)   $    --      $104,029
Long-term debt,
excluding
current
portion.........      4,253      --       --       --         2     --      --       --      --          --         4,255
Other
liabilities.....         38      234      148      --       --       21      12      266     --          --           719
Stockholders'
equity
(deficit).......    (56,497)  49,686   37,460   28,915   10,328   5,963   5,145    1,115   2,200     (86,307)      (1,992)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Total
 liabilities and
 stockholders'
 equity
 (deficit)......   $ 49,750  $50,409  $38,638  $29,186  $10,520  $5,918  $5,208  $ 1,492  $2,197    $(86,307)    $107,011
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Statement of
Operations
Information for
the Year Ended
December 31, 2000
Net revenues....   $    --   $33,572  $21,892  $15,675  $ 6,180  $  --   $  --   $   --   $  512    $   (244)    $ 77,587
Cost of
revenues,
excluding
depreciation....      3,411   13,593    9,219    5,164    2,658       4      83       19     397        (244)      34,304
Selling, general
and
administrative
expenses........     25,450    1,129      596      501      500      24      23      --       52         --        28,275
Depreciation
expense.........        390    2,358    1,453      427      281     136     145      120     120         --         5,430
Amortization of
goodwill and
intangibles.....        --       866    1,104      960      204     411     396      144     120         --         4,205
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Operating
 income (loss)..    (29,251)  15,626    9,520    8,623    2,537    (575)   (647)    (283)   (177)        --         5,373
Interest income
(expense), net..    (14,180)      (5)       4      --        (8)    (14)    --        (1)    --          --       (14,204)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Income (loss)
 before income
 tax expense....    (43,431)  15,621    9,524    8,623    2,529    (589)   (647)    (284)   (177)        --        (8,831)
Income tax
expense.........        --      (325)     --       --       --      --      --       --      --          --          (325)
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
 Net income
 (loss).........   $(43,431) $15,296  $ 9,524  $ 8,623  $ 2,529  $ (589) $ (647) $  (284) $ (177)   $    --      $ (9,156)
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========
Cash Flow
Information for
the Year Ended
December 31,
2000
Cash flows
provided by
(used in)
operating
activities......   $ (4,018) $ 4,950  $ 4,257  $   134  $   145  $   84  $  (27) $    45  $  (12)   $    --      $  5,558
Cash flows used
in investing
activities......     (1,826)  (4,804)  (3,767)    (145)     (91)    --      --       --      (70)        --       (10,703)
Cash flows
provided by
(used in)
financing
activities......      5,516       (8)    (219)     --       (54)   (127)     (6)     (45)    --          --         5,057
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
Net increase
(decrease) in
cash and cash
equivalents.....       (328)     138      271      (11)     --      (43)    (33)     --      (82)        --           (88)
Cash and cash
equivalents at
the beginning of
period..........        386      (49)      91       14      --      (10)     33      --       82         --           547
                   --------  -------  -------  -------  -------  ------  ------  -------  ------    --------     --------
Cash and cash
equivalents at
the end of
period..........   $     58  $    89  $   362  $     3  $   --   $  (53) $  --   $   --   $  --     $    --      $    459
                   ========  =======  =======  =======  =======  ======  ======  =======  ======    ========     ========

-----
See accompanying independent auditor's report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

Directors and Executive Officers

  The following table sets forth certain information with regard to the directors and executive officers of the Company.

 Name                         Age Position
 ----                         --- --------
                                  President, Chief Executive Officer, and
 Kim A. Mayyasi(1)...........  44 Director
                                  Senior Vice President and Chief Financial
 Michael E. Savage...........  42 Officer
 Robert F. Saur..............  40 Chief Information Officer
 Joanna M. Jacobson(2).......  41 Director
 David L. Lougee(1)..........  61 Director
 Richard G. Hamermesh(1)(2)..  53 Director
 Edward M. Philip(2).........  35 Director

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

  JOANNA M. JACOBSON served as a consultant to the Company prior to, and became a director of, the Company in November 1997. Ms. Jacobson has been the Chief Strategy Officer at ProfitLogic since October 2000. Prior to that, Ms. Jacobson was a Senior Lecturer in the Entrepreneurial Management/Service Management Unit at the Harvard Business School. From April 1996 to July 1999, Ms. Jacobson served as President of Keds Corp., a distributor of athletic footwear and a division of Stride-Rite Corporation. From February 1995 to March 1996, she was a partner in Core Strategy Group, a strategic marketing consulting firm.

  DAVID L. LOUGEE became a director of the Company in November 1997. Mr. Lougee has been a partner of the law firm of Mirick, O'Connell, DeMallie & Lougee, LLP for more than the last five years and served as Managing Partner until March 2001. Mr. Lougee is also a director of Meridian Medical Technologies, Inc., a public company in the medical devices and drug delivery business. Mirick, O'Connell, DeMallie & Lougee, LLP serves as the Company's outside general counsel.

  RICHARD G. HAMERMESH became a director of the Company in June 1998. Dr. Hamermesh is a founder and Managing Partner of The Center for Executive Development ("CED"), an executive education consulting firm in Cambridge, Massachusetts. Dr. Hamermesh currently serves on the Board of Directors of two public companies--BE Aerospace, Inc. and Applied Extrusion Technologies, Inc.

  EDWARD M. PHILIP became a director of the Company in February 1999. He served as Chief Financial Officer and Secretary of Lycos, Inc. from December 1995 to October 2000, and as Chief Operating Officer of Lycos, Inc. from December 1996 until October 2000. Since Lycos, Inc.'s merger with Terra Networks, S.A. in October 2000, Mr. Philip has served as Senior Vice President of Strategic Planning and a director of the combined company, Terra Lycos. Mr. Philip is also a director of Allscripts, Inc.

  The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected. Dr. Hamermesh and Mr. Philip serve in the class whose terms expire in 2001, Ms. Jacobson serves in the class whose terms expire in 2002, and Mr. Mayyasi and Mr. Lougee serves in the class whose terms expire in 2003. The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are elected.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Due to a record keeping error, Michael E. Savage did not timely report a 1999 acquisition of 150 shares of Vialog common stock and an April 2000 acquisition of 200 shares of Vialog common stock. Mr. Savage disclosed these acquisitions in an amended Form 3 and a Form 4 filed on November 9, 2000.

Item 11. Director and Executive Compensation.

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

Compensation Committee Interlocks and Insider Participation

  Since January 1, 2000, the Compensation Committee has consisted of Mr. Mayyasi, Mr. Hamermesh and Mr. Lougee. Mr. Lougee also serves as one of the Company's directors and is partner of Mirick, O'Connell, DeMallie & Lougee, LLP, Vialog's legal counsel. None of Vialog's executive officers or directors serves as a member of the board of directors or compensation committee of any other entity that has an executive officer serving as a member of Vialog's Board of Directors or Compensation Committee.

Executive Compensation

  Summary compensation. The following table summarizes the compensation earned by the Company's Chief Executive Officer in 2000 and the Company's executive officers as of December 31, 2000 who earned more than $100,000 in salary and bonus in 2000 (the "named executive officers"). The compensation summarized in this table does not include medical, group life insurance, or other plan benefits that are available generally to all of the Company's salaried employees, or perquisites or other personal benefits that in the aggregate are lesser than either $50,000 or 10% of the officer's salary and bonus.

                          Summary Compensation Table

                                                    Long-Term
                              Annual Compensation  Compensation
                           ----------------------- ------------
                                                    Securities
    Name and Principal                              Underlying     All Other
         Position          Year Salary($) Bonus($) Options (#)  Compensation($)
    ------------------     ---- --------- -------- ------------ ---------------
Kim A. Mayyasi............ 1999  177,692        0    250,000            0
 President and CEO         2000  366,961  100,000    296,850            0
Michael E. Savage......... 1999   66,000   35,000    100,000            0
 Senior Vice President and
  Chief Financial          2000  197,580   50,000    108,740            0
 Officer
Robert F. Saur............ 1999   32,192        0     50,000            0
 Chief Information Officer 2000  158,100   51,150     78,740            0

  Option grants in 2000. The following table summarizes all options granted to the named executive officers in 2000. Amounts reported in the last two columns represent hypothetical values that the holder could realize by exercising the options immediately before their expiration, assuming the value of the Company's common stock appreciates at the specified compounded annual rates over the terms of the options. These numbers are calculated based on the SEC's rules and do not represent the Company's estimate of future stock price growth. This table does not take into account any appreciation in the price of the common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

                             Option Grants in 2000

                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                         Annual Rates of Stock
                                                                          Price Appreciation
                                        Individual Grants                   for Option Term
                         ----------------------------------------------- ---------------------
                          Number of    % of Total
                         Securities     Options
                         Underlying    Granted to   Exercise
                           Options     Employees      Price   Expiration
Name                     Granted (#) in Fiscal Year ($/Share)    Date      5%($)      10%($)
----                     ----------- -------------- --------- ---------- ---------- ----------
Kim A. Mayyasi..........   100,000        9.12         5.00    2/10/10      314,447    796,871
                           196,850       17.96        10.50    10/2/10    1,299,878  3,294,146
Michael E. Savage.......     5,000        0.46         4.00    1/26/10       12,578     31,875
                            25,000        2.28         5.00    2/10/10       78,612    199,218
                            78,740        7.18        10.50    10/2/10      519,951  1,317,658
Robert F. Saur..........    78,740        7.18        10.50    10/2/10      519,951  1,317,658

  The exercise price of these options is the fair market value on the date of grant as determined under the Company's stock plans.

  If a named executive officer ceases to be employed by the Company, further vesting of the named executive officer's options ceases and all vested options expire 90 days after the date the named executive officer ceases to be employed by the Company.

  Fiscal year-end option values. The following table provides information regarding the value of all unexercised options held by the named executive officers at the end of 2000. The value of unexercised in-the-money options represents the difference between the fair market value of the Company's common stock on December 29, 2000 (the last trading day of the year) and the option exercise price, multiplied by the number of shares underlying the option. The closing sale price of the Company's common stock on December 29, 2000 was $10.125.

                     2000 Aggregated Option Exercises and
                         Fiscal Year-End Option Values

                                                                                                   Value of Unexercised
                                                                 Number of Securities                  In-the-Money
                                                                Underlying Unexercised               Options at Fiscal
                                                            Options at Fiscal-Year End (#)             Year End ($)
                         Shares Acquired                    ----------------------------------   -------------------------
Name                     on Exercise (#) Value Realized ($)  Exercisable       Unexercisable     Exercisable Unexercisable
----                     --------------- ------------------ ---------------   ----------------   ----------- -------------
Kim A. Mayyasi..........         0                0                   150,005            396,845   976,279     1,232,471
Michael E. Savage.......         0                0                    39,589            169,151   250,797       564,152
Robert F. Saur..........         0                0                    16,672            112,068   109,402       218,698

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

  Mr. Saur's employment agreement provides for an annual base salary of $155,000 and an annual bonus of up to 30% of his annual base salary. Vialog may terminate his employment immediately with or without cause. Mr. Saur may terminate his employment agreement with 30 days prior written notice. If Vialog terminates Mr. Saur's employment without cause, or in the event of Mr. Saur's death, Vialog will pay Mr. Saur or his estate his base salary for six months.

  All unvested options held by Mssrs. Mayyasi, Savage and Saur will vest and become immediately exercisable upon the occurrence of any of the following events:

  .  Vialog's merger into or consolidation with another company,

  .  the sale of substantially all of Vialog's assets to another company, or

  . the sale of more than 50% of Vialog's outstanding capital stock to an unrelated person or group.

Stock Plans

  Vialog currently maintains the following stock plans:

                                                                          Outstanding
                                                                          Stock Awards      Shares
                                                                           or Options   Available for
                                                              Shares      Issued Under  Issuance Under
                                                          Reserved Under   Plan as of     Plan as of
   Plan Name                Adoption Date Expiration Date      Plan      March 12, 2001 March 12, 2001
   ---------                ------------- --------------- -------------- -------------- --------------
   1996 Stock Plan.........    2/14/96        2/14/06       3,250,000      1,667,656       541,463
   1999 Stock Plan.........    4/29/99        4/29/09       1,500,000      1,155,572       324,830

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table provides information regarding the beneficial ownership of Vialog's outstanding common stock as of April 1, 2001 for:

  . each person or group that Vialog know owns more than 5% of the common stock,

  .  each of Vialog's directors,

  .  each of Vialog's executive officers, and

  .  all of Vialog's directors and executive officers as a group.

  Beneficial ownership is determined under rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock that Vialog may issue upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2001 are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Vialog believes the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names. The address for each beneficial owner, except Cross Asset Management Limited, is c/o Vialog Corporation, 32 Crosby Drive, Bedford, Massachusetts 01730. The address for Cross Asset Management is 3 New Burlington Street, London W1S 2JF, United Kingdom.

                                                          Number of Shares
                                                         Beneficially Owned
                          Shares Issuable pursuant to (Including the Number of
                          Options Exercisable within  Shares shown in the first Percentage of Shares
Name of Beneficial Owner   60 days of April 1, 2001            column)              Outstanding
------------------------  --------------------------- ------------------------- --------------------
Cross Asset Management
 Limited................                  0                    789,810                  7.73
John J. Hassett.........                  0                    555,362                  5.43
Kim A. Mayyasi..........            190,504                    190,504                  1.83
David L. Lougee.........             41,928                    105,928                  1.03
Joanna M. Jacobson......             41,928                     41,928                     *
Richard G. Hamermesh....             41,262                     41,262                     *
Edward M. Philip........             37,938                     37,938                     *
Michael E. Savage.......             62,509                     62,859                     *
Robert F. Saur..........             25,004                     25,004                     *
All directors and
 executive officers as a
 group (7) persons......            441,073                    505,423                  4.90

--------
* Less than 1%

Item 13. Certain Relationships and Related Transactions.

  David L. Lougee, one of Vialog's directors, is a partner of Mirick, O'Connell, DeMallie & Lougee, LLP, the law firm Vialog currently retains as legal counsel. In 2000, Vialog paid Mirick, O'Connell, DeMallie & Lougee, LLP an aggregate of approximately $309,294 in legal fees and expenses for legal services.

  Vialog provides teleconferencing services to customers of a company owned by Susan C. Hassett, spouse of John J. Hassett, for which Vialog recorded revenues of $160,549 in 2000.

  On November 6, 1997, Vialog entered into a stockholder agreement with John
J. Hassett that provides, among other things, that while any senior notes or other obligation of the Company or our operating centers (as subsidiary guarantors) with respect to the senior notes remain outstanding:

  . with respect to all matters submitted to a vote of our stockholders regarding the appointment, election or removal of directors or officers of the Company, Mr. Hassett will vote any shares of Vialog voting stock over which he has direct or indirect voting power in the same proportion as the votes cast in favor of and against the particular matter voted upon, by all of our other stockholders; and

  . Mr. Hassett will not serve as a director or officer of the Company or any subsidiary.

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

    3. Exhibits

      See Exhibit Index.

  (b) Reports on Form 8-K

  On October 2, 2000, the Company filed a Form 8-K reporting that it had entered into a definitive Merger Agreement with Genesys S.A.

  On November 13, 2000, the Company filed a Form 8-K reporting its financial results for the third quarter of 2000.

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
 -------                               -----------
  2.1*    Agreement and Plan of Merger and Reorganization By and Among Vialog
          Corporation, Genesys SA and ABCD Merger Corp. dated as of October 1,
          2000.

  3.1**   Restated Articles of Organization of Vialog Corporation.

  3.2**   Amended and Restated By-Laws of Vialog Corporation.

  4.2**   Indenture Dated as of November 12, 1997 Among Vialog Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Kendall Square Teleconferencing, Inc., American Conferencing
          Company, Inc., Communication Development Corporation Inc., Call
          Points, Inc. and State Street Bank and Trust Company (including Forms of Series A Security and Series B Security attached to the Indenture as Exhibits A-1 and A-2, respectively).

  4.3**   Unit Agreement Dated as of November 12, 1997 By and Among Vialog
          Corporation, Telephone Business Meetings, Inc., Conference Source
          International, Inc., Call Points, Inc., Kendall Square
          Teleconferencing, Inc., American Conferencing Company, Inc.,
          Communications Development Corporation, and State Street Bank and
          Trust Company (including Form of Unit Certificate attached to the
          Unit Agreement as Exhibit A).

  4.4**   Warrant Agreement Dated as of November 12, 1997 Between Vialog
          Corporation and State Street Bank and Trust Company (including Form of Warrant Certificate attached to the Warrant Agreement as Exhibit
          A).

  4.5**   Security Holders' and Registration Rights Agreement Dated as of
          November 12, 1997 Among Vialog Corporation and Jefferies & Company,
          Inc.

  4.6**   Registration Rights Agreement Dated as of November 12, 1997 By and
          Among Vialog Corporation, Kendall Square Teleconferencing, Inc., AMCS
          Acquisition Corporation, Communication Development Corporation,
          Telephone Business Meetings, Inc., Conference Source International,
          Inc., Call Points Acquisition Corporation and Jefferies & Company,
          Inc.

 10.1**   1996 Stock Plan.

 10.2***  1999 Stock Plan.

 10.3**** Lease Dated April 7, 1998 between Connecticut General Life Insurance
          Company, on behalf of its Separate Account R, and Vialog Corporation.

 10.4*    Indenture of Lease Dated March 3, 2000 By and Between Vialog
          Corporation and EOP--Crosby Corporate Center, L.L.C.

 10.5+    Lease Dated as of August 3, 1998 Agreement By and Between Executive
          Park, T.I.C. and Vialog Corporation.

 10.7*    Lease Agreement Dated August 3, 1999 By and Between Century 2000
          Partners, LLP and A Business Conference Call, Inc.

 10.8++   Assignment of Lease Dated as of March 13, 1998 Between Telephone
          Business Meetings, Inc. and CMC Datacomm, Inc.

 10.9**   Lease dated December 6, 1994 between Aetna Life Insurance Company and
          Access, as amended.

 10.10**  Deed of Lease dated September 30, 1999 by and between Royce, Inc. and
          Telephone Business Meetings, Inc.

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

 10.14+++  Security Agreement Dated September 30, 1998 by and Between Vialog
           Corporation and Coast Business Credit, a division of Southern
           Pacific Bank.

 10.15+++  Continuing Guaranty Dated September 30, 1998 executed by Vialog
           Corporation in favor of Coast Business Credit.

 10.16++++ Employment Offer Letter Dated June 3, 1999 By and Between Vialog
           Corporation and Kim A. Mayyasi.

 10.17++++ Employment Agreement Dated August 30, 1999 By and Between Vialog
           Corporation and Michael E. Savage.

 10.18     Employment Agreement Dated September 1, 2000 By and Between Vialog
           Corporation and Robert Saur.

 11.1      Statement Regarding Computation of Earnings Per Share.

 21.1++++  Subsidiaries of the Company.

 23.1      Consent of Independent Auditors.


   All non-marked Exhibits are filed with this Form 10-K.
   * Incorporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on October 2, 2000 (File No. 001-15527).
  ** Incorporated by reference to the Exhibits to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 9, 1998 (File No. 333-44041).
 *** Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 1, 1999 (File No. 333-86319).
**** Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1998 (File No. 333-53395).
   + Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 1998 (File No. 333-53395).
  ++ Incorporated by reference to the Exhibits to Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 333-22585).
 +++ Incorporated by reference to the Exhibits to the Current Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K filed with the Securities and Exchange Commission on October 26, 1998 (File No. 000-24689).
++++ Incorporated by reference to the Exhibits to Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 001-15527).

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

Date: Date: April 15, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Kim A. Mayyasi             President, Chief Executive   April 15, 2001
By: __________________________________  Officer and Director
            Kim A. Mayyasi

      /s/ Michael E. Savage            Senior Vice President,       April 15, 2001
By: __________________________________  Chief Financial Officer
          Michael E. Savage             and Principal Accounting
                                        Officer

      /s/ Joanna M. Jacobson           Director                     April 15, 2001
By: __________________________________
          Joanna M. Jacobson

       /s/ David L. Lougee             Director                     April 15, 2001
By: __________________________________
           David L. Lougee

     /s/ Richard G. Hamermesh          Director                     April 15, 2001
By: __________________________________
         Richard G. Hamermesh

       /s/ Edward M. Philip            Director                     April 15, 2001
By: __________________________________
           Edward M. Philip