Form 10-K/A
period 2000-12-31
VIALOG CORP
filed 2001-04-17
CIK 1016601

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

                      (AMENDMENT NO. 1 TO FORM 10-K)

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

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary consolidating information in Schedule 1 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. This supplementary consolidating financial information is not a required part of the basic financial statements. The supplementary consolidating information referred to in this report has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as whole.

  The accompanying financial statements and supplementary consolidating information have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's senior notes mature in November 2001. The Company has insufficient earnings and cash flow to redeem the senior notes and has not secured financing to redeem the senior notes, thus raising substantial doubt about its ability to continue as a going concern. Management's plans, which are dependent on its pending acquisition by Genesys S.A., are discussed in Note 16.

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

 10.14+++   Security Agreement Dated September 30, 1998 by and Between Vialog
            Corporation and Coast Business Credit, a division of Southern
            Pacific Bank.

 10.15+++   Continuing Guaranty Dated September 30, 1998 executed by Vialog
            Corporation in favor of Coast Business Credit.

 10.16++++  Employment Offer Letter Dated June 3, 1999 By and Between Vialog
            Corporation and Kim A. Mayyasi.

 10.17++++  Employment Agreement Dated August 30, 1999 By and Between Vialog
            Corporation and Michael E. Savage.

 10.18+++++ Employment Agreement Dated September 1, 2000 By and Between Vialog
            Corporation and Robert Saur.

 11.1+++++  Statement Regarding Computation of Earnings Per Share.

 21.1++++   Subsidiaries of the Company.

 23.1+++++  Consent of Independent Auditors.


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

+++++ Previously filed in the Form 10-K for the fiscal year ended December 31, 2000

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